Form 10QSB
period 2000-09-30
CBCT BANCSHARES INC
filed 2000-11-14
CIK 1108933

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-31125


                              CBCT BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



Maryland                                                   74-2957339
------------------------------                   -------------------------------
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                                  Identification or
       organization)                                       number)

                  312 Main Street, Smithville, Texas 78957-2035
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (512) 237-2482
--------------------------------------------------------------------------------
                           (issuer's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

         Transitional Small Business Disclosure Format  (check one):

                     Yes  [ ] No  [X]

         State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

         As of November 14, 2000, there were 281,031 shares of the Registrant's common stock outstanding.

                              CBCT BANCSHARES, INC.


                                      INDEX


                                                                       PAGE NO.
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements                      3

                  Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999               3

                  Consolidated Statements of Income
                  for the Three and Nine Months Ended September 30,
                  2000 and 1999                                          4

                  Consolidated Statements of Changes in
                  Equity for the Nine Months Ended September 30,         5
                  2000 and 1999

                  Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30,
                  2000 and 1999                                          6

                  Notes to Unaudited Consolidated Financial
                  Statements                                             7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             9

PART II.          OTHER INFORMATION                                     13

                  Signature Page                                        14

                          PART I: FINANCIAL INFORMATION
                    Item I: Consolidated Financial Statements

                              CBCT Bancshares, Inc.
                           Consolidated Balance Sheets

                                                              At             At
                                                         September 30,  December 31,
     ASSETS                                                  2000          1999
                                                            ------       --------
                                                         (Unaudited)
                                                           (dollars in thousands)
Cash and non-interest due from banks                     $   209          $  561
Interest bearing due from banks                            3,995           1,692
                                                         -------          ------
  Total cash and cash equivalents                          4,204           2,253

Investment securities to be held to maturity               5,904               -
Investment securities available for sale                   4,444          16,277
Federal Home Loan Bank stock                                 513             497
Loans held for sale                                            -             363
Loans - net of allowance for loan losses                  22,268          21,693
Bank premises and equipment - net                          1,271           1,355
Accrued interest receivable                                  509             253
Prepaid expenses and other assets                             34             142
                                                         -------         -------

                                                         $39,147         $42,833
                                                         =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
Noninterest bearing                                      $   549         $   377
Interest bearing                                          26,964          31,977
                                                         -------         -------

   Total deposits                                         27,513          32,354

Advances from borrowers for taxes and insurance              369              47
Advances from Federal Home Loan Bank                       5,681           7,392
Accrued interest payable and other liabilities               405              41
                                                         -------         -------

   Total liabilites                                       33,968          39,834
                                                         -------         -------

   Stockholders' Equity:
Preferred Stock, par value $0.01 per share;
   1,000,000 shares authorized; none issued
   and outstanding                                             -               -
Common Stock, par value $0.01 per share;
   4,000,000 shares authorized; 281,031
   shares issued and outstanding                               3               -
Surplus                                                    2,381               -
Retained earnings                                          2,840           3,214
Unallocated ESOP shares                                     (225)              -
Accumulated other comprehensive income (loss)                180            (215)
                                                         -------         -------

   Total equity                                            5,179           2,999
                                                         -------         -------

                                                         $39,147         $42,833
                                                         =======         =======

           See Notes to Unaudited Consolidated Financial Statements.

                              CBCT Bancshares, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                             2000          1999         2000          1999
                                                             ----          ----         ----          ----
                                                        (dollars in thousands, except per share data)
Interest and dividend income:
   Loans                                                  $    509      $    464       $1,500       $1,351
   Debt securities                                             172           294          533          739
   Deposits in banks                                            38            17          162          121
   Dividends                                                     9             8           34           22
                                                          --------      --------       ------       ------
     Total interest and dividend income                        728           783        2,229        2,233
                                                          --------      --------       ------       ------
Interest expense:
   Deposits                                                    320           389          984        1,166
   Federal Home Loan Bank advances                              75            97          254          258
                                                          --------      --------       ------       ------
     Total interest expense                                    395           486        1,238        1,424
                                                          --------      --------       ------       ------

   Net interest income                                         333           297          991          809
Provision for loan losses                                        9             -           25            -
                                                          --------      --------       ------       ------
   Net interest income after loan losses                       324           297          966          809
                                                          --------      --------       ------       ------

Other operating income (losses):
   Service charges and fees                                     58            34          113           83
   Net securities gains (losses)                                (2)          126         (865)         102
   Net gains on sales of loans                                   9            10           17           40
   Gain on sale of other real estate owned                       -             -            -            -
                                                          --------      --------       ------       ------
     Total other operating income (losses)                      65           170         (735)         225
                                                          --------      --------       ------       ------

Operating expenses:
   Compensation and benefits                                   140           133          406           353
   Occupancy and equipment expense                              29            37          124           121
   Other operating expenses                                    106           125          329           360
                                                          --------      --------       ------        ------
     Total other operating expenses                            275           295          859           834
                                                          --------      --------       ------        ------

     Income before income taxes                                114           172         (628)          200

Income tax expense (benefit)                                    36            49         (254)           58
                                                          --------      --------       ------        ------

     Net income (loss)                                    $     78      $    123       $ (374)       $  142
                                                          ========      ========       ======        ======

Basic earnings (loss) per share                           $   0.30           N/A       $(1.45)         N/A
                                                          ========

Weighted average shares outstanding (1)                    258,549           N/A      258,549          N/A


 (1) CBCT Bancshares' initial public offering closed on September 25, 2000. For purposes of earnings per share calculations, shares issued on September 25, 2000 have been assumed to be outstanding as of January 1, 2000.

           See Notes to Unaudited Consolidated Financial Statements.

                              CBCT Bancshares, Inc.
                  Consolidated Statements of Changes in Equity
                                   (Unaudited)

                                                                                   Unallocated   Accumulated
                                                   Common               Retained      ESOP       Other Comp.
                                                    Stock    Surplus    Earnings     Shares      Income(Loss)   Total
                                                   ------    -------    --------   -----------   ------------   ------
                                                                          (dollars in thousands)
Nine Months Ended September 30, 2000
Balance, beginning of period (January 1, 2000)     $  -      $    -      $3,214      $   -        $(215)        $2,999
Sale of stock, net of expenses                        3       2,381           -       (225)           -          2,159
Comprehensive income:
   Net income (loss)                                  -           -        (374)         -            -           (374)
   Change in net unrealized loss on securities
     available for sale, net of reclassification
     adjustment and tax effect                        -           -          -           -          395            395
                                                                                                                ------
   Total comprehensive income (loss)                  -           -          -           -            -             21
                                                   ----      ------      ------     ------        -----         ------

Balance, end of period (September 30, 2000)        $  3      $2,381      $2,840     $(225)        $ 180         $5,179
                                                   ====      ======      ======     =====         =====         ======

Nine Months Ended September 30, 1999
Balance, beginning of period (January 1, 1999)     $  - $         -      $3,046     $   -         $ 297  $       3,343
Comprehensive income:
   Net income                                         -           -         142         -             -            142
   Change in net unrealized gain on securities
     available for sale, net of reclassification
     adjustment and tax effect                        -           -           -         -          (505)          (505)
                                                                                                                ------
   Total comprehensive income (loss)                  -           -           -         -             -           (363)
                                                   ----      ------      ------     -----         -----         ------

Balance, end of period (September 30, 1999)        $  -      $    -      $3,188     $   -         $(208)        $2,980
                                                   ====      ======      ======     =====         =====         ======


           See notes to unaudited consolidated financial statements.

                              CBCT Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine months ended
                                                                    September 30,
                                                                  2000         1999
                                                                  ----         ----
                                                                (dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)                                             $  (374)       $  142
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 71            85
     Net securites losses (gains)                                 865          (102)
     Provision for loan losses                                     25            -
     Deferred income taxes                                       (143)            9
     Stock dividend income                                        (16)          (19)
     Net change in:
       Loans held for sale                                        363           123
       Accrued interest receivable and other assets                (5)          (86)
       Accrued interest payable and other liabilities             483          (260)
                                                              -------        ------
          Net cash provided by operating activities             1,269          (108)
                                                              -------        ------

Cash Flows From Investing Activities
Activity in available-for-sale securities:
   Sales                                                       15,211           329
   Maturities and prepayments                                     372         1,942
   Purchases                                                   (4,017)       (4,227)
Activity in held-to-maturity securities:
   Maturities and prepayments                                     273         1,445
   Purchases                                                   (6,177)       (4,854)
Loan originations and collections - net                          (600)       (1,111)
Sales of fixed assets                                              32             -
Capital expenditures                                              (19)          (42)
                                                              -------        ------
          Net cash provided by (used in) investing activities   5,075        (6,518)
                                                              -------        ------

Cash Flows From Financing Activities
Net change in deposits                                         (4,842)        1,292
Issuance of common stock                                        2,585             -
Expenses of stock offering                                       (425)            -
Proceeds of Federal Home Loan Bank advances                         -         4,000
Repayment of Federal Home Loan Bank advances                   (1,711)         (377)
                                                              -------        ------
          Net cash provided by (used in) financing activities  (4,393)        4,915
                                                              -------        ------

          Net increase in cash and cash equivalents             1,951        (1,711)

Cash and cash equivalents - beginning of period                 2,253         2,950
                                                               ------        ------

Cash and cash equivalents - end of period                      $4,204        $1,239
                                                               ======        ======


           See Notes to Unaudited Consolidated Financial Statements.

                              CBCT BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  General

CBCT Bancshares, Inc. (the Company) was organized in March 2000 at the direction of Community Bank of Central Texas, Inc. (the Bank) to acquire all of the capital stock that the Bank would issue upon its conversion from the mutual to stock form of ownership. The conversion was completed on September 25, 2000 through the sale and issuance of 281,031 shares of common stock by the Company at a price of $10.00 per share. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to Community Bank of Central Texas, Inc. and its wholly-owned (inactive) subsidiary, Central State Service Corporation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 1999.

2.  Earnings Per Share

Earnings per share has been computed for the nine months ended September 30, 2000 based upon weighted average common shares outstanding of 258,549. For the purpose of computing weighted average shares outstanding for the nine months ended September 30, 2000, shares issued in the Conversion on September 25, 2000 were assumed to have been outstanding since January 1, 2000. Earnings per share for the nine months ended September 30, 1999 is not presented as there was no common stock issued or outstanding.

3.  Investment Securities

The amortized cost and approximate fair values of investment securities to be held to maturity and available for sale at September 30, 2000 and December 31, 1999 are as follows (dollars in thousands):

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Investment securities to be held to maturity:
                                                                                 September 30,2000
                                                                Amortized       Unrealized      Approximate
                                                                   Cost         Gain (Loss)     Fair Value
                                                               ----------      ------------     ------------
Debt securities:
   U.S. Treasury securities                                      $   --           $ --            $   --
   Government agencies                                            2,987              1             2,988
   State and municipal                                               --             --                --
   Collateralized mortgage obligations                            2,917             (6)            2,911
Marketable equity securities                                         --             --                --
                                                                 ------            ---             ------
                                                                 $5,904            $(5)            $5,899
                                                                 ======            ===             ======


There were no investment securities to be held to maturity at December 31, 1999.

Investment securities available for sale:
                                                                                September 30, 2000
                                                                  Amortized       Unrealized        Approximate
                                                                     Cost         Gain (Loss)       Fair Value
                                                                 ----------     -------------       -----------
Debt securities:
   U.S. Treasury securities                                      $   --             $ --              $   --
   Government agencies                                            2,989                9               2,998
   State and municipal                                              110                3                 113
   Mortgage-backed                                                1,064                3               1,067
Marketable equity securities                                          5              261                 266
                                                                 ------             ----              ------
                                                                 $4,168             $276              $4,444
                                                                 ======             ====              ======

                                                                               December 31, 1999
                                                                  Amortized       Unrealized      Approximate
                                                                     Cost         Gain (Loss)     Fair Value
                                                                  ---------       -----------     ----------
Debt securities:
   U.S. Treasury securities                                      $    --           $  --              $    --
   Government agencies                                                --              --                   --
   State and municipal                                               145               3                  148
   Mortgage-backed                                                16,452            (554)              15,898
Marketable equity securities                                           5             226                  231
                                                                 -------           -----              -------
                                                                 $16,602           $(325)             $16,277
                                                                 =======           =====              =======



4.  Other Cash Flow Information

Other cash flow information for the nine months ended September 30, 2000 and 1999 is as follows (dollars in thousands):

                                                                  2000          1999
                                                                 ------        ------
Interest paid in cash                                            $1,242         $1,428
                                                                 ======         ======

Income taxes paid in cash                                        $    -         $   98
                                                                 ======         ======

                          PART I: FINANCIAL INFORMATION

                              CBCT BANCSHARES, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

The following discussion is intended to assist in understanding the financial condition and results of operations of CBCT Bancshares, Inc. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements contained in this Form 10-QSB.

CBCT Bancshares, Inc.'s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and mortgage-backed and investment securities, and interest expense on interest bearing liabilities, which principally consist of deposits and borrowings. CBCT Bancshares, Inc.'s results of operations also are affected by the level of its non-interest income and expenses and income tax expense.

Forward-Looking Statements

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Changes in Financial Condition from December 31, 1999, to September 30, 2000

General

Total assets decreased by approximately $3.7 million to $39.1 million at September 30, 2000 from $42.8 million at December 31, 1999. The decrease in total assets resulted primarily from the liquidation of low yielding securities in the first quarter of 2000 to take advantage of a restructuring opportunity in the investment portfolio. The restructuring was an asset/liability management decision to improve future interest rate risk exposure. A portion of the proceeds from this restructuring was used to fund deposit outlfows resulting from management's decision to reduce the interest rates paid on certain time deposits. As a result, time deposits were decreased by $4.4 million during the period. The increase in loans, to $22.3 million from $21.7 million, was attributed to the continued growth of loan demand in the Bank's market area.

The  allowance  for loan losses at September  30, 2000  increased to $223,000 or
 .99% of total loans, from the December 31, 1999 amount of $199,000, or .91% of total loans. The increase was due to loan loss provisions exceeding loan charge-offs during the period. Loan loss provisions have been increased due to the increasing volume of loans along with a slight change in the mix of the loan portfolio to one with a higher volume of commercial loans. Non-performing loans were $26,000 at September 30, 2000 compared to $68,000 at December 31, 1999.

Total deposits decreased by approximately $4.9 million, to $27.5 million at September 30, 2000 from $32.4 million at December 31, 1999. The decrease was attributed to a reduction in the interest rate paid on deposits during the period ended September 30, 2000, resulting in an outflow of higher interest bearing deposits. Federal Home Loan Bank advances decreased by $1.7 million as a result of repayments on the advances.

Total equity increased by approximately $2.2 million to $5.2 million at September 30, 2000, from $3.0 million at December 31, 1999. The increase in equity was primarily attributed to the infusion of net proceeds from the Company's stock offering in connection with the conversion of Community Bank of Central Texas, ssb. to stock form, partially offset by the losses resulting from the sale of the securities portfolio.

Comparison of Results of Operations for the Three Months and Nine Months Ended September 30, 1999 and 2000

Net Interest Income

Net interest income for the quarter ended September 30, 2000 was $333,000, compared to $297,000 for the quarter ended September 30, 1999, an increase of $36,000. Net interest income for the nine months ended September 30, 2000 was $991,000, compared to $809,000 for the nine months ended September 30, 1999, an increase of $182,000. The increase was attributed to higher yields and volumes of loans as well as the decrease in total interest expense resulted primarily from the decrease in time deposits of $4.4 million.

Other Operating Income

Other operating income for the quarter ended September 30, 2000 was $65,000, compared to $170,000 for the quarter ended September 30, 1999. The decrease in 2000 was primarily attributed to a one time realized gain on the sale of securities in the amount of $126,000 in the quarter ended September 30, 1999 with no similar transaction occurring in the 2000 period. Other operating income for the nine months ended September 30, 2000 was $(735,000) compared to $225,000 for the nine months ended December 31, 1999. The decrease in other operating income for the nine months ended September 30, 2000 was primarily due to the $865,000 in realized losses on sales of investment securities occurring during that period.

Other Operating Expenses

Other operating expenses for the quarter ended September 30, 2000 were $275,000, compared to $295,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, other operating expenses were $859,000 compared to $834,000 for the same nine months ended September 30, 1999. The increase is primarily attributed to compensation expense, which increased due to increased personnel.

Liquidity and Capital Resources

We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 48.29%. It is anticipated that our liquidity ratio will decrease in future periods as we deploy proceeds from the stock offering into loan originations, as they become available.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.2 million at September 30, 2000 or 13.30% of total assets on that date. As of September 30, 2000, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our consolidated regulatory capital ratios at September 30, 2000 were as follows: core capital 12.77%; Tier I risk-based capital, 23.67%; and total risk-based capital, 25.27%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Quantitative and Qualitative Disclosures About Market Risk

The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of September 30, 2000, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 34.54%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

How We Measure Our Risk of Interest Rate Change

During the three months ended March 31, 2000, in order to improve our interest rate risk position, we sold most of our existing investment securities portfolio. This resulted in a significant improvement in our one-year cumulative interest rate sensitivity gap, from a negative 46.03% at December 31, 1999 to a negative 34.54% at September 30, 2000. It also increased our flexibility to invest in other assets, including investment securities and loans, at current yields and shorter terms to maturity.

                           PART II. OTHER INFORMATION

                              CBCT BANCSHARES, INC.

Item 1 - Legal Proceedings

         Not applicable.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits - Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CBCT BANCSHARES, INC.
                                        Registrant




Date: November 14, 2000                 /s/ Brad M. Hurta
      -----------------                 ---------------------------------------
                                        Brad M. Hurta
                                        President and Chief Executive Officer



Date: November 14, 2000                 /s/ Lynn Frerich
      -----------------                 ---------------------------------------
                                        Lynn Frerich
                                        Vice President, Chief Operating Officer
                                        and Secretary