Form 10KSB40/A
period 2000-12-31
CBCT BANCSHARES INC
filed 2001-04-03
CIK 1108933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from              to

      Commission file number 0-31125

                              CBCT BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Maryland                                             74-2957339
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
     or organization)                                        Identification No.)

    312 Main Street, Smithville, Texas                             78957
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (512) 237-2482.

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
--------------------------------------------------------------------------------
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $3.17 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 26, 2001, was $2.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 5, 2001, there were issued and outstanding 281,031 shares of the Issuer's Common Stock.

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

 Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2000.

      Part III of Form 10-KSB - Proxy Statement for 2001 Annual Meeting of
                                 Stockholders.

                                     PART I

Item 1. Business

General

      CBCT Bancshares, Inc. ("CBCT" or the "Company") was formed in 2000 by Community Bank of Central Texas ("Community Bank" or the "Bank") under the laws of Maryland for the purpose of becoming the savings and loan holding company of the Bank. The Company's business consists primarily of the business of the Bank.

      Community Bank is a Texas chartered stock savings bank headquartered in Smithville, Texas. The Bank was originally chartered in 1934. In 2000, the Bank converted from a mutual to a stock savings bank. Community Bank currently serves the financial needs of customers primarily in Bastrop County, Texas, its market area, through its full service banking office located in Smithville, Texas, and also originates loans in its primary market area and the greater metropolitan Austin, Texas area. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, Community Bank had total assets of $37.7 million, deposits of $27.6 million and equity of $4.3 million (or 11.3% of total assets).

      Community Bank's principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and a variety of consumer loans. The Bank also originates commercial real estate and, to a much lesser extent, construction and commercial business loans. The Bank's revenues are derived principally from interest on loans and investment and mortgage-backed securities. It also generates revenue from service charges and other income. Community Bank offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, NOW and non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from 30 days to 60 months. Deposits are solicited in the Bank's primary market area of Bastrop County, and the Bank has not accepted brokered deposits. At December 31, 2000, $14.7 million, or 66%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

Forward-Looking Statements

      The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; the extent and timing of legislative and regulatory actions and reforms.

      The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Lending Activities

      General. Mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. Community Bank's fixed rate one- to four-family residential loans are originated for sale to the secondary market. At December 31, 2000, the Bank's net loan portfolio totaled $22.18 million, which constituted 59% of total assets.

      Secured loans up to $10,000 may be approved by the consumer loan officer, up to $25,000 by the vice president of lending and up to $75,000 by the President. Any secured loan over the individual approval limits must be approved by the executive committee. Unsecured loans may be approved by these individuals up to $1,000, $5,000 and $10,000, respectively.

      At December 31, 2000, the maximum amount which could have been loaned to any one borrower and the borrower's related entities was approximately $500,000. The largest lending relationship to a single borrower or group of related borrowers consisted of one loan for $493,051 secured by eleven duplexes located in Smithville, Texas. At December 31, 2000, this loan was current and performing in accordance with its terms.

      The following table presents information concerning the composition of Community Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                          December 31,
                                          ------------
                                            2000                    1999                    1998
                                          --------                --------                --------
                                           Amount      Percent     Amount     Percent       Amount    Percent
                                          --------    --------    --------    --------    --------    --------
                                          (Dollars in Thousands)
Real Estate Loans:
   One- to four-family residential        $ 14,748          66%   $ 11,627          53%   $ 13,218          63%
                                          --------    --------    --------    --------    --------    --------
   Multi-family residential                     --          --         137           1          --          --
                                          --------    --------    --------    --------    --------    --------

     Total residential loans                14,748          66      11,764          54      13,218          63
   Commercial real estate                    1,868           8       4,122          18       2,940          14
   Construction loans                        1,315           6       1,125           5         864           4
                                          --------    --------    --------    --------    --------    --------

     Total real estate loans                17,931          80      17,011          77      17,022          81
                                          --------    --------    --------    --------    --------    --------

Consumer Loans:
   Home equity                                 487           2         568           1         455           2
   Automobile loans                          3,321          15       3,040          14       2,853          13
   Other personal and installment loans        711           3       1,315           6         783           4
                                          --------    --------    --------    --------    --------    --------

     Total consumer loans                    4,519          20       4,923          21       4,091          19
                                          --------    --------    --------    --------    --------    --------

Unearned discount                               --                      --                      (3)
Unamortized loan fees and costs                (42)                    (42)                    (39)
                                          --------                --------                --------

     Total loans                            22,408         100%     21,892         100%     21,071         100%
                                                           ===                     ===                     ===

Allowance for loan losses                     (228)                   (199)                   (181)
                                          --------                --------                --------

     Net loans receivable                 $ 22,180                $ 21,693                $ 20,890
                                          ========                ========                ========

      The following schedule illustrates the contractual maturity of Community Bank's loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                    Over One
                                        One Year    Year to     Over Five
                                         or Less   Five Years     Years     Total
                                        -------     --------     -------   --------
                                                 (Dollars in Thousands)
One- to four-family residential loans   $ 3,936     $  7,354     $ 3,458   $ 14,748
All other loans                           2,766        4,683         253      7,702
                                        -------     --------     -------   --------

                                        $ 6,702     $ 12,037     $ 3,711     22,450
                                        =======     ========     =======   ========
Unamortized fees and costs                                                      (42)
Allowance for loan losses                                                      (228)
                                                                           --------

     Net loans                                                             $ 22,180
                                                                           ========

      Of total loans of $22.4 million at December 31, 2000, approximately $9.6 million have fixed rates of interest and approximately $12.8 million have adjustable rates of interest.

      One- to Four-Family Residential Real Estate Lending. At December 31, 2000, one- to four-family residential mortgage loans totaled $14.7 million, or 65.62% of our gross loan portfolio. Community Bank generally underwrites one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Bank generally requires private mortgage insurance in order to reduce its exposure below 80%. Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

      Community Bank currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Bank's pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with the Bank's internal needs. Adjustable-rate mortgage, or ARM loans, are offered with either a one-year, three-year or, to a lesser extent, five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts on an annual basis. The Bank uses the weekly average of the appropriate term Treasury Bill Constant Maturity to reprice ARM loans. During the year ended December 31, 2000, Community Bank originated $1.0 million of one- to four-family ARM loans and $3.2 million of one- to four-family fixed rate mortgage loans.

      Fixed-rate loans originated for sale to the secondary market are secured by one- to four-family residences and have contractual maturities of up to 30 years, are generally fully amortizing and have payments due monthly. A significant change in the current level of interest rates could alter the average life of a residential loan in the Bank's portfolio considerably. The Bank's one- to four-family loans do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines which make them saleable in the secondary market. The Bank's real estate loans generally contain a "due on sale" clause allowing it to declare the unpaid principal balance due and payable upon the sale of the security property.

      Community Bank's one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years and payments due monthly. ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the cost of funds.

      ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The Bank has not experienced difficulty with the payment history for these loans. See "- Asset Quality --Non-Performing Assets" and "-- Classified Assets." At December 31, 2000, the one- to four-family ARM loan portfolio totaled $10.9 million, or 48.66% of the Bank's gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $3.8 million, or 16.97% of the Bank's gross loan portfolio.

      Multi-Family Residential and Commercial Real Estate Lending. Community Bank offers a variety of multi-family residential and commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties, small office buildings and storage facilities located in our primary market area. At December 31, 2000, multi-family residential and commercial real estate loans totaled $1.9 million or 8.48% of the Bank's gross loan portfolio.

      The Bank's currently originated loans secured by multi-family residential and commercial real estate are originated with an adjustable interest rate. The interest rate on these loans is generally tied to the prime rate of interest. Loan-to-value ratios on our multi-family residential and commercial real estate loans typically do not exceed 70% of the appraised value of the property securing the loan. These loans typically require monthly payments, are fully amortizing and have maximum maturities of 20 years.

      Loans secured by multi-family residential and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Community Bank may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential and commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors. See "-- Loan Originations, Purchases, Sales and Repayments."

      Loans secured by multi-family residential and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-Performing Loans."

      Construction and Development Lending. Community Bank originates construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by property located within the Bank's market area or within the greater metropolitan Austin, Texas area. At December 31, 2000, the Bank had $1.3 million in construction and development loans outstanding, representing 5.80% of its gross loan portfolio.

      Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from existing customers and realtors. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and the cost of construction, including the land and the building. Community Bank generally conducts regular inspections of the construction project being financed.

      Loans to individuals for the construction of their residences may be either short term construction financing or a construction/permanent loan which automatically converts to a long term mortgage consistent with our one- to four-family residential loan products. Loan-to-value ratios on our construction and development loans typically do not exceed 85% of the appraised value of the project on an as completed basis. Single family construction loans with a loan-to-value ratio over 80% require private mortgage insurance.

      Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, payment of interest from loan proceeds can make it difficult to monitor the progress of a project.

      Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2000, Community Bank's consumer loan portfolio totaled $4.5 million, or 20.09% of our gross loan portfolio. The Bank offer a variety of secured consumer loans, including home equity loans, auto loans, boat and recreational vehicle loans and loans secured by savings deposits. The Bank also offers a limited amount of unsecured loans. Consumer and commercial business loans are originated in the Bank's market area.

      Community Bank's home equity loans totaled $487,000, and comprised 2.17% of the gross loan portfolio at December 31, 2000. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan. The term to maturity on the Bank's home equity loans may be up to 20 years.

      Community Bank originates auto loans, boat loans and recreational vehicle loans on a direct basis. These loans totaled $3.3 million at December 31, 2000, or 14.73% of the Bank's gross loan portfolio. Auto, boat and recreational vehicle loans may be written for up to five years and usually have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new autos and up to 100% of value on used cars, based on valuation from official used car guides.

      Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

      Community Bank intends to expand its consumer and other lending in the future to include commercial business lending. Commercial business loans are loans extended to finance local businesses and include short term loans to finance machinery and equipment purchases and inventory.

      Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales and Repayments

      Community Bank originates loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While the Bank originates both adjustable-rate and fixed-rate loans, the Bank's ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market interest rates, the Bank's dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. From time to time, the Bank sells fixed rate, one- to four-family residential loans. Furthermore, during the past few years, Community Bank, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.

      In periods of economic uncertainty, the ability of financial institutions, including Community Bank, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

      The following table shows the loan origination and repayment activities of Community Bank for the periods indicated, and includes loans originated for both its own portfolio and for sale in the secondary market.

                                           Years Ended December 31,
                                           ------------------------
                                             2000          1999          1998
                                           --------      --------      --------
                                           (Dollars in Thousands)

Total loans, beginning of year .......     $ 21,892      $ 21,071      $ 21,527

Loan originations:
   Real estate mortgage loans ........        5,718         9,414         7,450
   Consumer loans ....................        1,465         2,405         2,564
   Other loans .......................        1,145           173           194
                                           --------      --------      --------

     Total loan originations .........        8,328        11,992        10,208
                                           --------      --------      --------

Loan repayments and sales ............       (7,812)      (11,171)      (10,664)
                                           --------      --------      --------

Total loans, end of period ...........     $ 22,408      $ 21,892      $ 21,071
                                           ========      ========      ========

Asset Quality

      When a borrower fails to make a payment on a mortgage loan on or before the default date, Community Bank mails a delinquency notice to the borrower when the loan is 10 days past due. When the loan is 15 days past due, the Bank mails a subsequent delinquent notice to the borrower. All delinquent accounts are reviewed by loan personnel, who attempt to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to our legal counsel with instructions to initiate foreclosure.

      For consumer loans a similar process is followed, with the initial written contact being made once the loan is 7 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

      Delinquent Loans. The following table sets forth our loans delinquent 60 - 89 days by type, number, amount and percentage of type at December 31, 2000.

                  60 to 89 days past due            90 days and over past due         Total over 60 days past due
                  ----------------------            -------------------------         ---------------------------
                                         Percent                           Percent                            Percent
                                         of Loan                           of Loan                            of Loan
                   Number     Amount    Category     Number     Amount    Category     Number     Amount     Category
                  --------   --------   --------    --------   --------   --------    --------   --------    --------
                                                      (Dollars in Thousands)
Real estate:
   Residential           1   $     32       0.22%         --   $     --                      1   $     32        0.22%
   Commercial           --         --         --          --         --         --          --         --          --
   Construction         --         --         --          --         --         --          --         --          --

Other:
   Consumer              1          2       0.05%          2         12       0.29%          3         14        0.34%
   Commercial           --         --         --          --         --         --          --         --          --
                  --------   --------               --------   --------               --------   --------

Total                    2   $     34                      2   $     12                      4   $     46
                  ========   ========               ========   ========               ========   ========

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in Community Bank's loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

      Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, Community Bank had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

                                                             December 31,
                                                         2000    1999    1998
                                                         ----    ----    ----
                                                         (Dollars in Thousands)
Non-accruing loans:
   One-to-four family residential                        $ --    $ 60    $ 84
   Multi-family residential                                --      --      --
   Commercial real estate                                  --      --      --
   Commercial non-real estate                              --      --      --
   Consumer                                                --       1      17
                                                         ----    ----    ----

     Total                                                 --      61     101
                                                         ----    ----    ----

Accruing loans past due 90 days and over:
   One-to-four family residential                          --      --       3
   Multi-family residential                                --      --      --
   Commercial real estate                                  --      --      --
   Commercial non-real estate                              --      --      --
   Consumer                                                12       7      --
                                                         ----    ----    ----

     Total                                                 12       7       3
                                                         ----    ----    ----

Total non-performing loans                                 12      68     104

Foreclosed assets                                           3      --      --
                                                         ----    ----    ----

Total non-performing assets                              $ 15    $ 68    $104
                                                         ====    ====    ====

Allowance for loan losses                                $228    $199    $181
                                                         ====    ====    ====

Coverage of non-performing loans                         1900%    293%    174%
                                                         ====    ====    ====

Non-performing assets as a percentage of total assets    0.03%   0.16%   0.26%
                                                         ====    ====    ====

      Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2000, there was also an aggregate of $0 in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

      Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which may order the establishment of additional general or specific loss allowances.

      In connection with Community Bank's filing of periodic reports with the FDIC and in accordance with the Bank's classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of assets, at December 31, 2000, $288,000 of assets were classified as substandard, $0 as doubtful and $8,259 as loss. The total amount classified represented 6.89% of the Bank's equity capital and 0.74% of the Bank's assets at December 31, 2000.

      Provision for Loan Losses. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2000 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2000.

      Allowance for Loan Losses. Community Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

      The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

      The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the Bank's key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with the Bank's senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

      The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Community Bank's methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

      At December 31, 2000, Community Bank's allowance for loan losses was $228,000 or 1.02% of the total loan portfolio and approximately 1900% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

      The following table sets forth an analysis of our allowance for loan losses.

                                                       Years Ended December 31,
                                                  ----------------------------------
                                                    2000         1999         1998
                                                  --------     --------     --------
                                                        (Dollars in Thousands)
Total loans outstanding (at end of period)        $ 22,408     $ 21,892     $ 21,071
                                                  ========     ========     ========

Average loans outstanding (period to date)        $ 23,854     $ 21,485     $ 21,299
                                                  ========     ========     ========

Allowance for loan losses, beginning of period    $    199     $    181     $    157

Loan charge-offs:
     One- to four-family residential                    --           --           --
     Multi-family residential                           --           --           --
     Commercial real estate                             --           --           --
     Construction                                       --           --           --
     Consumer loans                                     (5)         (12)          --
     Commercial loans                                   --           --           --
                                                  --------     --------     --------
        Total loan charge-offs                          (5)         (12)          --
                                                  --------     --------     --------

Loan recoveries:
     One- to four-family residential                    --           30           24
     Multi-family residential                           --           --           --
     Commercial real estate                             --           --           --
     Construction                                       --           --           --
     Consumer loans                                     --           --           --
     Commercial loans                                   --           --           --
                                                  --------     --------     --------
        Total loan recoveries                           --           30           24
                                                  --------     --------     --------

Net loan (charge-offs) recoveries                       (5)          18           24
Provision charged to operations                         34           --           --
                                                  --------     --------     --------

Allowance for loan losses, end of period          $    228     $    199     $    181
                                                  ========     ========     ========

Ratio of net loan charge-offs during the period
   to average loans outstanding                       0.02%       (0.08)%      (0.11)%
                                                      ====        =====        =====

Provision as a percentage of average loans            0.14%        0.00%        0.00%
                                                      ====         ====         ====

Allowance as a percentage of total loans              1.02%        0.91%        0.86%
                                                      ====         ====         ====

      The allowance for loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of the Bank's management, will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and the Asset Committee of the Board of Directors. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for loan losses. Loans identified as losses by management are charged off.

      At December 31, 2000, the Bank had specific loan loss reserves of $8,000 and general, unallocated loan loss reserves of $220,000.

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                         December 31, 2000       December 31, 1999       December 31, 1998       December 31, 1997
                                       ---------------------   ---------------------   ---------------------   ---------------------
                                                 Percent of              Percent of              Percent of              Percent of
                                                    Loans                   Loans                   Loans                   Loans
                                                   in Each                 in Each                 in Each                 in Each
                                                  Category                Category                Category                Category
                                                     to                      to                      to                      to
                                        Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
                                       --------  -----------   --------  -----------   --------  -----------   --------  -----------
One- to four-family residential ....   $ 60,420       64%      $ 52,735       53%      $ 57,015       63%      $ 58,090       74%
Multi-family residential ...........      1,141       --            995        1             --       --             --       --
Commercial real estate .............     20,520       10         17,910       18         12,670       14          9,420       12
Construction loans .................      5,700        6          4,975        5          3,620        4          2,355        3
Home equity ........................      9,689        3          8,457        3          6,787        2          1,177       --
Automobile loans ...................     51,300       11         44,775       14         43,440       13         34,540        8
Other personal and investment loans      22,230        6         19,403        6         12,218        4         12,168        3
Unallocated ........................     57,000       --         49,750       --         45,250       --         39,250       --
                                       --------      ---       --------      ---       --------      ---       --------      ---
                                       $228,000      100%      $199,000      100%      $181,000      100%      $157,000      100%
                                       ========      ===       ========      ===       ========      ===       ========      ===

Investment Activities

      Community Bank is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "How We Are Regulated - Community Bank" for a discussion of additional restrictions on our investment activities.

      The president has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Investment/Asset and Liability Management Committee. The president considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

      The current objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

      Community Bank's investment securities currently consist of state and political subdivision securities, mortgage-backed securities, and corporate obligations. See Note 2 of the Notes to Consolidated Financial Statements. The Bank's mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

      While mortgage-backed securities, carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the securities.

      Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Community Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

      The following table sets forth the composition of Community Bank's investment and mortgage-related securities portfolio and other investments at the dates indicated. The investment securities portfolio at December 31, 2000, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

                                                             December 31,
                                      -----------------------------------------------------------
                                             2000                 1999                 1998
                                      -----------------    -----------------    -----------------
                                      Carrying   % of      Carrying   % of      Carrying   % of
                                       Value     Total      Value     Total      Value     Total
                                      -------   -------    -------   -------    -------   -------
                                                         (Dollars in Thousands)
Securities available for sale, at
  fair value:
  State and political subdivisions    $   114         2%   $   148         1%   $    --        --%
  Mortgage-backed securities            2,279        37     15,898        98      7,031        94
  Other                                 3,694        61        231         1        445         6
                                      -------   -------    -------   -------    -------   -------

    Total                             $ 6,087       100%   $16,277       100%   $ 7,476       100%
                                      =======   =======    =======   =======    =======   =======

Securities to be held to maturity,
  at amortized cost:
  State and political subdivisions    $    --        --%   $    --        --%   $   175         3%
  Mortgage-backed securities            2,656        47         --        --      5,838        97
  Other                                 2,991        53         --        --         --        --
                                      -------   -------    -------   -------    -------   -------

    Total                             $ 5,647       100%   $    --       --%    $ 6,013       100%
                                      =======   =======    =======   =======    =======   =======
Securities  to be held to maturity,
at fair value                         $ 5,687              $    --              $ 5,974
                                      =======              =======              =======

      The composition and maturities of the investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading portfolio as of December 31, 2000 are indicated in the following table.

                                     Less than 1 Year     1 to 5 Years      5 to 10 Years     Over 10 Years     Total Securities
                                     ---------------    ---------------    ---------------   ---------------    ---------------
                                              Average            Average            Average           Average            Average
                                     Amount    Yield    Amount    Yield    Amount    Yield   Amount    Yield    Amount    Yield
                                     ------   ------    ------   ------    ------   ------   ------   ------    ------   ------
                                                                       (Dollars in Thousands)
Securities available for sale at
fair market value:
  State and political                $   35     5.75%   $   79     5.75%   $   --       --%  $   --       --%   $  114     5.75%
    subdivisions
  Mortgage-backed securities             --       --       486     6.46       386     6.72    1,407     7.17     2,279     6.98
  Other                                  --       --     2,373     7.12       982     7.59      339     1.12     3,694     7.18
                                     ------   ------    ------   ------    ------   ------   ------   ------    ------   ------

      Total                          $   35     5.75%   $2,938     6.98%   $1,368     7.31%  $1,746     6.07%   $6,087     7.08%
                                     ======   ======    ======   ======    ======   ======   ======   ======    ======   ======
Securities to be held to maturity,
  at cost:
    Mortgage-backed securities       $   --       --%   $2,065     6.73%   $   --       --%  $  591     7.11%   $2,656     6.81%
    Other                             1,000     6.41     1,991     6.67        --       --       --       --     2,991     6.58
                                     ------   ------    ------   ------    ------   ------   ------   ------    ------   ------

      Total                          $1,000     6.41%   $4,056     6.71%   $   --       --%  $  591     7.11%   $5,647     6.69%
                                     ======   ======    ======   ======    ======   ======   ======   ======    ======   ======

Marketable equity securities are shown in the over 10 years column.

Interest earned on tax-exempt securities has not been computed on a tax-equivalent basis because of the insignificant amount of these securities owned.

Sources of Funds

      General. Community Bank's sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

      Deposits. The Bank offers a variety of deposit accounts to both consumer and businesses having a wide range of interest rates and terms. Deposits consist of NOW accounts, time deposit accounts, savings and money market and demand accounts and certificates of deposit. The Bank solicit deposits in its market areas and has not accepted brokered deposits. The Bank primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Community Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank tries to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on experience, the Bank believes that its deposits are relatively stable sources of funds. Despite this stability, the ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

                                                       December 31,
                                -----------------------------------------------------------
                                       2000                 1999                 1998
                                -----------------    -----------------    -----------------
                                 Amount   Percent     Amount   Percent     Amount   Percent
                                -------   -------    -------   -------    -------   -------
                                        (Dollars in Thousands)
Noninterest-bearing accounts    $   707         3%   $   377         1%   $   200         1%
Savings accounts                  1,537         6      1,770         5      1,326         4
NOW and money market accounts     4,923        18      4,852        15      4,438        14
                                -------   -------    -------   -------    -------   -------
    Total non-certificates        7,167        27      6,999        21
                                -------   -------    -------   -------
Certificates of deposit:
    4.00% to 4.99%                3,054        11     15,230        47
    5.00% to 5.99%               11,990        43      7,120        22
    6.00% to 6.99%                5,374        19      3,005        10
                                -------   -------    -------   -------
    Total certificates           20,418        73     25,355        79     26,174        81
                                -------   -------    -------   -------    -------   -------
        Total deposits          $27,585       100%   $32,354       100%   $32,138       100%
                                =======   =======    =======   =======    =======   =======

      The following table shows rate and maturity information for Community Bank's certificates of deposit as of December 31, 2000.


                                                                Weighted Average
                                                    Amount           Rate
                                                    -------     ----------------
                                                      (Dollars in Thousands)

Certificate accounts maturing within:
One month                                           $ 1,444          4.96%
One to three months                                   3,607          5.34
Three to six months                                   4,691          5.27
Nine to twelve months                                 5,188          5.57
One to three years                                    5,010          5.92
Over three years                                        478          5.37
                                                    -------          ----
     Total                                          $20,418          5.51%
                                                    =======          ====

      The following table indicates the amount of Community Bank's certificates of deposit and other deposits by time remaining until maturity as of December31, 2000.

                                                              Maturity
                                                 -----------------------------------
                                                               Over
                                                 3 Months     3 to 12        Over
                                                 or Less      Months       12 months     Total
                                                 -------      -------      -------      -------
                                                                 (In Thousands)
Certificates of $100,000 and over                $   416      $ 1,089      $   583      $ 2,088

Certificates of deposit of $100,000 or more        4,635        8,790        4,905       18,330
                                                 -------      -------      -------      -------

Total certificates of deposit                    $ 5,051      $ 9,879      $ 5,488      $20,418
                                                 =======      =======      =======      =======

      Borrowings. Although deposits are Community Bank's primary source of funds, the Bank may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity to fund loan demand is desired or when such borrowings meet our asset/liability management goals. Borrowings historically have consisted of advances from the Federal Home Loan Bank of Dallas. See Note 8 of the Notes to Consolidated Financial Statements.

      We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2000, we had $5.4 million in Federal Home Loan Bank advances outstanding.

      The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                      Years Ended December 31,
                                                     --------------------------
                                                      2000      1999      1998
                                                     ------    ------    ------
                                                       (Dollars in Thousands)

Federal Home Loan Bank advances:
   Maximum balance                                   $7,736    $8,000    $4,000
                                                     ======    ======    ======
   Average monthly balance                           $6,314    $6,716    $  296
                                                     ======    ======    ======

   Amount outstanding at end of period               $5,438    $7,392    $4,000
                                                     ======    ======    ======

   Weighted average interest rate of advances          5.21%     5.36%     5.07%
                                                     ======    ======    ======

Subsidiary and Other Activities

      At December 31, 2000, Community Bank had a $1,000 investment in an inactive subsidiary. The subsidiary was engaged in securities brokerage activities through a third party from 1993 through 1998. Effective January 1, 1999, its operations were combined into Community Bank and the subsidiary became inactive.

Regulation

      Set forth below is a brief description of all material aspects of the laws and regulations which are applicable to CBCT Bancshares, Inc. and Community Bank.

      Legislation is introduced from time to time in the United States Congress that may affect the operations of CBCT Bancshares, Inc. and Community Bank. In addition, the regulations governing CBCT Bancshares, Inc. and Community Bank may be amended from time to time by the Texas Savings and Loan Department and the FDIC. Any such legislation or regulatory changes in the future could adversely affect CBCT Bancshares, Inc. or Community Bank. No assurance can be given as to whether or in what form any such changes may occur.

General

      Community Bank, as a Texas chartered savings bank, is subject to both state and federal regulation and oversight by the Texas Savings and Loan Department and the FDIC extending to all aspects of its operations. Community Bank also is subject to requirements established by the Federal Reserve Board. Community Bank is required to file periodic reports with the Texas Savings and Loan Department and the FDIC and is subject to periodic examinations by the Texas Savings and Loan Department and the FDIC. The investment and lending authority of Community Bank is prescribed by state laws and regulations, and Community Bank is prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. This regulatory oversight will continue to apply to Community Bank following the reorganization.

      The Texas Savings and Loan Department regularly examines Community Bank and prepares reports for the consideration of Community Bank's board of directors on any deficiencies that it may find in Community Bank's operations. The FDIC also has the authority to examine Community Bank in its role as the administrator of the Savings Association Insurance Fund. Community Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Community Bank's mortgage requirements. In addition, the Federal Reserve Board also has the authority to make or amend regulations which govern CBCT Bancshares and Community Bank. Any change in such regulations, whether by the FDIC, the Texas Savings and Loan Department or Congress, could have a material adverse impact on CBCT Bancshares, Inc. and Community Bank and their operations.

CBCT Bancshares, Inc.

      CBCT Bancshares, Inc. is a bank holding company. A bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

      Additionally, a bank holding company may not, with certain exceptions, acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or engage directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

      Further, under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

      Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as CBCT Bancshares, compliance is measured on a bank-only basis. Community Bank's primary federal banking regulator is the FDIC. The FDIC regulations establish two capital standards for state chartered banks: a leverage requirement and a risk-based capital requirement.

      The leverage ratio adopted by the FDIC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state chartered banks rated composite 1 under the CAMEL rating system for banks. State chartered banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the FDIC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

      The risk-based capital requirements established by the FDIC's regulations require state chartered banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments as well as unreduced gains that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

Community Bank

      General. As a state chartered savings bank, the Bank derives its authority from, and is governed by, the provisions of the Texas Savings Bank Act (the "Texas Act") and rules and regulations of the Texas Department. The Texas Act and regulations of the Texas Department are administered by the Texas Savings and Loan Commissioner (the "Commissioner").

      Investments and Deposit Accounts. The Texas Act imposes restrictions on the amounts and types of loans that may be made by a state savings bank, generally bringing these restrictions into parity with the regulation of federally chartered institutions. The manner of establishing deposit accounts and evidencing the same is prescribed, as are the obligations of the Bank with respect to withdrawals from deposit accounts and redemptions of deposit accounts.

      Branch Offices. Pursuant to the Texas Act and the regulations issued thereunder, the Commissioner may permit the Bank to establish branch offices after giving consideration to the promotion of public need, market conditions and financial and managerial capability of the Bank to establish and maintain each branch office sought. Interested parties, which include any savings and loan association or branch thereof, together with any others deemed to be interested parties by the Commissioner, are permitted to protest the establishment of such branches and may request a hearing before the Commissioner regarding this matter.

      Consolidation or Merger. The Texas Act provides that savings banks may consolidate or merge, subject to approval of the Commissioner, when the Commissioner finds that such merger or consolidation is not in restraint of trade, would not significantly curtail competition or impair other financial institutions.

      Examination. The Texas Department conducts and supervises the examination of state chartered savings banks. An insured association such as the Bank will also be examined periodically by the FDIC.

      Supervision. The Commissioner has general supervisory authority over savings banks and their holding companies. Upon his finding that a savings bank is in violation of any provision of the Act or regulations, or is engaging in unsafe or unsound practices, or is failing to maintain adequate documentary or accounting records, he may order the savings bank or its holding company to discontinue the violation or practice, or to establish necessary records. Upon failure of any savings bank, its holding company or any participating person to comply with his order, the Commissioner may issue upon the violating party (i) an order to cease and desist from continuing such a particular action, (ii) a removal or prohibition order suspending or prohibiting the person participating in such violation from the affairs of the savings bank, (iii) an order requiring divestiture of control of the savings bank, (iv) an order requiring the payment of a civil penalty in an amount of not more than $25,000, or (v) an order placing the affairs of the savings bank under the control of a conservator who will manage the savings bank under the direction of the Commissioner. Furthermore, if it appears doubtful to the Commissioner that a savings bank subject to such a conservatorship order can be successfully rehabilitated, the Commissioner may close the savings bank and liquidate it.

      Change of Control. A change of control of a savings bank (and therefore the holding company) may not occur unless an application is made and approved by the Commissioner. For the purposes of Texas law, control shall be deemed to exist if any person owns or controls 25% or more of the voting securities of a savings bank. Similar to federal law, there is a presumption of control if any person owns or controls 10% or more of the voting securities of the savings bank

      Holding Companies. The Commissioner also has the authority to regulate and examine the holding companies of Texas chartered savings banks. Each holding company is required by Texas law to register with the

Commissioner within 90 days after becoming a holding company. Such holding companies, like that of the Bank, must file with the Commissioner reports concerning its operations. The Commissioner also has enforcement powers over such holding companies similar to those applicable to savings banks.

      Applicable Corporate Law. In addition to the laws of Texas specifically governing savings banks and their holding companies, the Bank and CBCT Bancshares, Inc. are also subject to Texas corporate law, to the extent such law does not conflict with the laws specifically governing savings banks and their holding companies.

Insurance of Accounts and Regulation by the FDIC

      Community Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Bank Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Bank Insurance Fund will be less than the designated reserve ratio of 1.25% of Bank Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC.

Community Reinvestment Act

      Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Community Bank may be required to devote additional funds for investment and lending in its local community. Community Bank was examined for Community Reinvestment Act compliance as of May 11, 1999, and received a rating of satisfactory.

Limitations on Dividends and Other Capital Distributions

      The Holding Company is a legal entity separate and distinct from the Bank. CBCT Bancshares, Inc.'s principal source of revenue consists of dividends from Community Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

      Under Texas State Banking Law, a Texas-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Texas Savings and Loan Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

Transactions with Affiliates

      Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Community Bank include CBCT Bancshares, Inc. and any company which is under common control with Community Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

      Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the regulators. These conflict of interest regulations and other statutes also impose restrictions on loans to these persons and their related interests. Among other things, these loans must generally be made on terms substantially the same as loans to unaffiliated individuals.

Federal Securities Law

      The offering of CBCT Bancshares, Inc. common stock has been registered under the Securities Exchange Act of 1933, as amended. In addition, the stock of CBCT Bancshares, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. CBCT Bancshares, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

      CBCT Bancshares, Inc. stock held by persons who are affiliates of CBCT Bancshares, Inc. may not be resold without registration unless sold in accordance with resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If CBCT Bancshares, Inc. meets specified current public information requirements, each affiliate of CBCT Bancshares, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2000, Community Bank was in compliance with these reserve requirements.

      Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

      Community Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, Community Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At December 31, 2000, Community Bank had $513,000 in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Community Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years such dividends have averaged 7.18% and were 7.96% for 2000.

      Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Community Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Community Bank's capital.

      For the year ended December 31, 2000, dividends paid by the Federal Home Loan Bank of Dallas to Community Bank totaled $39,800, as compared to $26,100 for 1999.

Federal Taxation

      General. CBCT Bancshares, Inc. and Community Bank will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to CBCT Bancshares, Inc. or Community Bank. Community Bank's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1997.

      Following the conversion, CBCT Bancshares, Inc. anticipates that it will file a consolidated federal income tax return with Community Bank commencing with the first taxable year after completion of the conversion. Accordingly, it is anticipated that any cash distributions made by CBCT Bancshares, Inc. to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

      Method of Accounting. For federal income tax purposes, Community Bank currently reports its income and expenses on the cash method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.

      Bad Debt Reserves. Prior to the Small Business Job Protection Act, Community Bank was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of Community Bank's size may now use the experience method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires Community Bank to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2000 for Community Bank was approximately $10,000.

      Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended December 31, 1997, were subject to recapture into taxable income should Community Bank fail to meet thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Community Bank make certain non-dividend distributions or cease to maintain a thrift/bank charter.

      Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Community Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At December 31, 2000, Community Bank had net operating loss carryforwards for federal income tax purposes of approximately $250,000. The tax benefit of this net operating loss has been recorded in full in the consolidated financial statements as management believes it is more likely than not these benefits will be realized in the ordinary course of business.

      Corporate Dividends-Received Deduction. CBCT Bancshares, Inc. may eliminate from its income dividends received from Community Bank as a wholly owned subsidiary of CBCT Bancshares, Inc. if it elects to file a consolidated return with Community Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

      The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992, savings banks had been exempt from the corporate franchise tax. The tax for the year 2000 is the higher of 0.25% of taxable capital, usually the amount of paid in capital plus retained earnings, or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.

Competition

      Community Bank faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

      Community Bank attracts all of its deposits through its branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2000, the Bank believes that it holds less than 10% of the deposits in its primary market area.

Employees

      At December 31, 2000, Community Bank had a total of 17 employees, including 4 part-time employees. Employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

      The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2000. At December 31, 2000, the Bank's premises had an aggregate net book value of approximately $1.2 million.

                                      Year      Owned or     Net Book Value at
          Location                  Acquired     Leased      December 31, 2000
          --------                  --------     ------      -----------------
                                                               (In Thousands)
Main Office:

312 Main Street                        1994       Owned              $932
Smithville, Texas

Land Held for Development:

Gregg Manor Road                       1998      Owned(2)             271
Manor, Texas

      The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

      The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2000 was approximately $70,000.

Item 3. Legal Proceedings

      From time to time the Bank is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Neither the Bank nor the Company anticipates incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The information under the caption "Stockholder Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

Item 6. Selected Financial Data

      The information under the heading "Selected Consolidated Financial Information" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, portions of which are included as Exhibit 13 to this Form 10-KSB, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      No disclosure under this item is required.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 25, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

      Lynn D. Frerich. Age 30 years. Mr. Frerich serves as Executive Vice President and Chief Operating Officer. He has been employed by Community Bank since 1999. Prior to joining Community Bank, he was the Branch Manager of First State Bank of Bastrop, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

      No disclosure under this item is required.

Item 11. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held April 25, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on April 25, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following are contained in the portions of the Company's Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB and are incorporated by reference into Item 8 of this Form 10-KSB:

                                                                      Page in
                    Annual Report Section                          Annual Report
--------------------------------------------------------------     -------------

Independent Auditor's Report                                            16

Consolidated Statements of Financial Condition at
   December 31, 2000 and 1999                                           17

Consolidated Statement of Income for the Years Ended
   December 31, 2000, 1999 and 1998                                     18

Consolidated Statement of Stockholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998                               19

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                                     20

Notes to Consolidated Financial Statements                              22

            (a)(2) Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

            (a)(3) Exhibits

                                                                 Reference to
 Regulation                                                      Prior Filing
S-K Exhibit                                                    or Exhibit Number
  Number                         Document                       Attached Hereto
-----------  -----------------------------------------------   -----------------

    2        Plan of acquisition, reorganization, arrangement,
             liquidation or succession                               None
  3(i)       Articles of Incorporation                                *
  3(ii)      By-Laws                                                  *
    4        Instruments defining the rights of security
             holders, including debentures                            *
    9        Voting Trust Agreement                                  None
   10        Material contracts
             (1) Employment Agreement with Mr. Hurta                  *
   11        Statement re: computation of per share earnings         None
   13        Annual Report                                            13
   16        Letter re: change in certifying accountants             None
   18        Letter re: change in accounting principles              None
   21        Subsidiaries of Registrant                               21
   22        Published report regarding matters submitted
             to vote of security holders                             None
   23        Consent of Experts and Counsel                          None
   24        Power of attorney                                   Not required
   28        Information from reports furnished to state
             insurance regulatory authorities                        None
   99        Additional Exhibits                                     None

----------

* Filed as exhibit to the Company's Form SB-2 registration statement filed on March 23, 2000 (File No. 333-33102) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

      The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CBCT BANCSHARES, INC.


Date: March 30, 2001                    By: /s/ Brad M. Hurta
                                            -----------------------------------
                                            Brad M. Hurta, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Brad M. Hurta                       /s/ James A. Cowan
--------------------------------        ---------------------------------------
Brad M. Hurta, President, Chief         James A. Cowan, Director
 Executive Officer and Director

Date: March 30, 2001                    Date: March 30, 2001


/s/ Mike C. Maney                       /s/ Georgina Chronis
--------------------------------        ---------------------------------------
Mike C. Maney, Director                 Georgina Chronis, Director

Date: March 30, 2001                    Date: March 30, 2001


/s/ Rodney E. Langer                    /s/ Gordon N. Fowler
--------------------------------        ---------------------------------------
Rodney E. Langer, Director              Gordon N. Fowler, Director

Date: March 30, 2001                    Date: March 30, 2001


/s/ Barry W. Hannah                     /s/ Lynn Frerich
--------------------------------        ---------------------------------------
Barry W. Hannah, Director               Lynn Frerich, Executive Vice President
                                        and Chief Operating Officer
                                        (Principal Financial and Accounting
                                         Officer)

Date: March 30, 2001                    Date: March 30, 2001

                                  Exhibit Index

     Exhibit
       No.                        Document
       ---                        --------

       13         Annual Report

       21         Subsidiaries of Registrant