Form 10QSB
period 2001-03-31
CBCT BANCSHARES INC
filed 2001-05-15
CIK 1108933

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001
OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________________ to __________________

Commission file number 0-31125

CBCT BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2957339 (I.R.S. Employer Identification or number)
312 Main Street, Smithville, Texas 78957-2035 (Address of principal executive offices)

(512) 237-2482 (issuer's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [  ]    No [X]

          Transitional Small Business Format (check one):

                 Yes [   ]   No [X]

          State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

          As of May 14, 2001, there were 281,031 shares of the Registrant's common stock outstanding.

next page

CBCT BANCSHARES, INC

next page

CBCT Bancshares, Inc.
Consolidated Balance Sheets
  (Unaudited)
  (dollars in thousands)
	At	At
	March 31,	December 31,
	2001	2000
ASSETS

Cash	$ 231	$ 213
Interest bearing due from banks	2,799	2,146
Total cash and cash equivalents	3,030	2,359
Investment securities to be held to maturity	4,356	5,647
Investment securities available for sale	6,617	6,087
Federal Home Loan Bank stock	511	513
Loans held for sale	-	121
Loans - net of allowance for loan losses	20,928	22,180
Bank premises and equipment - net	1,258	1,271
Accrued interest receivable	265	291
Prepaid expenses and other assets	179	329
	$37,144	$38,798
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$ 809	$ 707
Interest bearing	26,236	26,878
Total deposits	27,045	27,585
Advances from borrowers for taxes and insurance	122	57
Advances from Federal Home Loan Bank	4,191	5,438
Accrued interest payable and other liabilities	329	359
Total liabilites	31,687	33,439
Stockholders' Equity:
Preferred Stock, par value $0.01 per share;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common Stock, par value $0.01 per share;
4,000,000 shares authorized; 281,031
shares issued and outstanding	3	3
Surplus	2,383	2,383
Retained earnings	2,960	2,868
Unallocated ESOP shares	(199)	(199)
Accumulated other comprehensive income (loss)	310	304
Total equity	5,457	5,359
	$37,144	$38,798

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Income
  (Unaudited)
  (dollars in thousands, except per share data)
	Three months ended March 31,
	2001	2000
Interest and dividend income:
Loans	$ 522	$ 489
Debt securities	164	225
Deposits in banks	40	35
Dividends	7	8
Total interest and dividend income	733	757
Interest expense:
Deposits	309	338
Federal Home Loan Bank advances	63	99
Total interest expense	372	437
Net interest income	361	320
Provision for loan losses	9	7
Net interest income after loan losses	352	313
Other operating income (losses):
Service charges and fees	32	30
Net securities gains (losses)	19	(866)
Net gains on sales of loans	-	5
Total other operating income (loss)	51	(831)
Operating expenses:
Compensation and benefits	145	138
Occupancy and equipment expense	41	65
Other operating expenses	83	119
Total other operating expenses	269	322
Income (loss) before income taxes	134	(840)
Income tax expense (benefit)	42	(293)
Net income (loss)	$ 92	$ (547)
Basic earnings (loss) per share	$ 0.35	$ (2.12)
Weighted average shares outstanding(1)	261,123	258,549

______________________

(1)	CBCT Bancshares' initial public offering closed on September 25, 2000. For purposes of earnings per share calculations, shares issued on September 25, 2000 have been assumed to be outstanding as of January 1, 2000.

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Changes in Equitys
  (Unaudited)
  (dollars in thousands)
				Unallocated	Accumulated
	Common		Retained	ESOP	Other Comp.
	Stock	Surplus	Earnings	Shares	Income (Loss)	Total
Three Months Ended March 31, 2001
Balance, beginning of period	$3	$2,383	$2,868	$(199)	$304	$5,359
Comprehensive income:
Net income	-	-	92	-	-	92
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	6	6

Total comprehensive income	-	-	-	-	-	98
Balance, end of period	$3	$2,383	$2,960	$(199)	$310	$5,457
Three Months Ended March 31, 2000
Balance, beginning of period	$-	$ -	$3,214	$-	$(215)	$2,999
Comprehensive income:
Net income (loss)	-	-	(547)	-	-	(547)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	357	357

Total comprehensive income (loss)	-	-	-	-	-	(190)
Total comprehensive income (loss)	$-	$-	$2,667	$-	$142	$2,809

See notes to unaudited consolidated financial statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Cash Flows
  (Unaudited)
  (dollars in thousands)

	Three months ended March 31,
	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$ 92	$ (547)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	43
Net securities losses (gains)	(19)	866
Provision for loan losses	9	7
Deferred income taxes	5	(173)
Stock dividend income	(7)	(7)
Net change in:
Loans held for sale	121	363
Accrued interest receivable and other assets	176	(112)
Accrued interest payable and other liabilities	27	(13)
Net cash provided by operating activities	420	427
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Sales	1,308	15,201
Maturities and prepayments	68	352
Purchases	(1,869)	-
Activity in held-to-maturity securities:
Maturities and prepayments	1,291	-
Purchases	-	-
Loan originations and collections - net	1,243	(1,002)
Capital expenditures	(3)	(6)
Net cash provided by (used in) investing activities	2,038	14,545
Cash Flows From Financing Activities
Net change in deposits	(540)	(1,922)
Repayment of Federal Home Loan Bank advances	(1,247)	(235)
Net cash provided by (used in) financing activities	(1,787)	(2,157)
Net increase in cash and cash equivalents	671	12,815
Cash and cash equivalents - beginning of period	2,359	2,253
Cash and cash equivalents - end of period	$3,030	$15,068

See Notes to Unaudited Consolidated Financial Statements.

next page

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. he consolidated financial statements and notes thereto should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 2000.

2.       Investment Securities

The amortized cost and approximate fair values of investment securities to be held to maturity and available for sale at March 31, 2001 and December 31, 2000 are as follows:

(dollars in thousands):

Investment securities to be held to maturity:

	March 31, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$1,992	$48	$2,040
Collateralized mortgage obligations	2,364	31	2,395
	$4,356	$79	$4,435

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

	December 31, 2000
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$2,991	$26	$3,017
Collateralized mortgage obligations	2,656	14	2,670
	$5,647	$40	$5,687
Investment securities available for sale:
	March 31, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$2,006	$87	$2,093
State and municipal	110	4	114
Mortgage-backed	4,029	64	4,093
Marketable equity securities	4	313	317
	$6,149	$468	$6,617
	December 31, 2000
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$3,277	$79	$3,356
State and municipal	110	4	114
Mortgage-backed	2,235	44	2,279
Marketable equity securities	4	334	338
	$5,626	$461	$6,087

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.       Other Cash Flow Information

Other cash flow information for the three months ended March 31, 2001 and 2000 is as follows (dollars in thousands):

	2001	2000
Interest paid in cash	$335	$440
Income taxes paid in cash	$ -	-

next page

CBCT BANCSHARES, INC.

Management's Discussion and Analysis of Financial
Condition and Results of Operation

General

The following discussion is intended to assist in understanding the financial condition and results of operations of CBCT Bancshares, Inc. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements contained in this Form 10-QSB.

CBCT Bancshares, Inc.'s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consists of loans and mortgage-backed and investment securities, and interest expense on interest bearing liabilities, which principally consists of deposits and borrowings. CBCT Bancshares, Inc.'s results of operations also are affected by the level of its non-interest income and expenses and income tax expense.

Forward-Looking Statements

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, or the words "believe," expect," "intend," "anticipate," "estimate," "project," or similar words are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Changes in Financial Condition from December 31, 2000, to March 31, 2001

General

Total assets decreased by approximately $1.7 million to $37.1 million at March 31, 2001 from $38.8 million at December 31, 2000. The decrease in total assets resulted primarily from a decrease in Federal Home Loan Bank advances of $1.2 million as a result of repayments on the advances, and a decrease of $.6 million in deposits.

next page

The decrease in loans, to $20.9 million at March 31, 2001 from $22.2 million at March 31, 2000 was attributed to a decrease in loan demand and adjustable rate mortgages being refinanced into the secondary market to obtain the benefit of a fixed rate loan as a result of a lower market rate of interest.

The allowance for loan losses at March 31, 2001 increased to $237,000 or 1.12% of total loans, from the December 31, 2000 amount of $228,000, or 1.02% of total loans. The increase was due to loan loss provisions exceeding loan charge-offs during the period. Non-performing loans were $0 at March 31, 2001 compared to $12,000 at December 31, 2000.

Total deposits decreased by approximately $.6 million, to $27.0 million at March 31, 2001 from $27.6 million at December 31, 2000.

Total equity increased by approximately $.1 million to $5.5 million at March 31, 2001, from $5.4 million at December 31, 2000. The increase in equity was due to the net income for the first quarter.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 2001

Net Interest Income

Net interest income for the quarter ended March 31, 2001 was $361,000, compared to $320,000 for the quarter ended March 31, 2000, an increase of $41,000. The increase in net interest income was attributed to a decrease in interest expense due to the runoff of higher yielding certificates of deposit during 2000.

Other Operating Income

Other operating income for the quarter ended March 31, 2001 was $51,000, compared to $(831,000) for the quarter ended March 31, 2000. The increase in 2001 was primarily attributed to the one time realized loss of ($866,000) on the sale of investment securities occurring during the first quarter 2000.

Other Operating Expenses

Other operating expenses for the quarter ended March 31, 2001 were $269,000, compared to $322,000 for the quarter ended March 31, 2000. The decrease is primarily attributed to a one-time write down of fixed assets, including obsolete computer equipment and other assets, of approximately $32,000 during the first quarter 2000.

Liquidity and Capital Resources

We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on next page

loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 2001, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 47.62%.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.5 million at March 31, 2001 or 14.69% of total assets on that date. As of March 31, 2001, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our consolidated regulatory capital ratios at March 31, 2001 were as follows: core capital 13.77%; Tier I risk-based capital, 28.64%; and total risk-based capital, 30.74%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Quantitative and Qualitative Disclosures About Market Risk

The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of March 31, 2001, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 12.86%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

next page

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBCT BANCSHARES, INC. Registrant
Date:	May 14, 2001	/s/ Brad M. Hurta
Brad M. Hurta President and Chief Executive Officer
Date:	May 14, 2001	/s/ Lynn Frerich
Lynn Frerich Vice President, Chief Operating Officer and Secretary

next page