Form 10QSB
period 2001-06-30
CBCT BANCSHARES INC
filed 2001-08-13
CIK 1108933

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001
OR
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

          As of June 30, 2001, there were 281,031 shares of the Registrant's common stock outstanding.

Next Page

CBCT BANCSHARES, INC

Next Page

CBCT Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	At June 30, 2001	At December 31, 2000
ASSETS
Cash and non-interest due from banks	$ 183	$ 213
Interest bearing due from banks	1,829	2,146

Total cash and cash equivalents	2,012	2,359

Investment securities to be held to maturity	3,988	5,647
Investment securities available for sale	9,041	6,087
Federal Home Loan Bank stock	510	513
Loans held for sale	-	121
Loans - net of allowance for loan losses	19,865	22,180
Bank premises and equipment - net	1,292	1,271
Accrued interest receivable	271	291
Prepaid expenses and other assets	23	329

	$ 37,002	$ 38,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest bearing	$ 763	$ 707
Interest bearing	26,150	26,878

Total deposits	26,913	27,585

Advances from borrowers for taxes and insurance	197	57
Advances from Federal Home Loan Bank	3,941	5,438
Accrued interest payable and other liabilities	435	359

Total liabilities	31,486	33,439

Stockholders' Equity:
Preferred Stock, par value $0.01 per share;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common Stock, par value $0.01 per share;
4,000,000 shares authorized; 281,031
shares issued and outstanding	3	3
Surplus	2,383	2,383
Retained earnings	3,040	2,868
Unallocated ESOP shares	(199)	(199)
Accumulated other comprehensive income (loss)	289	304

Total equity	5,516	5,359

	$ 37,002	$ 38,798

See Notes to Unaudited Consolidated Financial Statements.

Next Page

CBCT Bancshares, Inc.
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Interest and dividend income:
Loans	$ 431	$ 502	$ 953	$ 991
Debt securities	172	136	336	361
Deposits in banks	39	89	79	124
Dividends	6	17	13	25
Total interest and dividend income	648	744	1,381	1,501
Interest expense:
Deposits	303	326	612	664
Federal Home Loan Bank advances	55	80	118	179
Total interest expense	358	406	730	843

Net interest income	290	338	651	658
Provision for loan losses	9	9	18	16
Net interest income after loan losses	281	329	633	642

Other operating income (losses):
Service charges and fees	76	25	108	55
Net securities gains (losses)	44	3	63	(863)
Net gains on sales of loans	-	3	-	8
Total other operating income (loss)	120	31	171	(800)

Operating expenses:
Compensation and benefits	131	128	276	266
Occupancy and equipment expense	33	30	74	95
Other operating expenses	118	104	201	223
Total other operating expenses	282	262	551	584

Income (loss) before income taxes	119	98	253	(742)

Income tax expense (benefit)	39	3	81	(290)

Net income (loss)	$ 80	$ 95	$ 172	$ (452)

Basic earnings (loss) per share	$ 0.31	$ 0.37	$ 0.66	$ (1.75)

Weighted average shares outstanding (1)	261,123	258,549	261,123	258,549

____________
(1) CBCT Bancshares' initial public offering closed on September 25, 2000. For purposes of earnings per share calculations, shares issued on September 25, 2000 have been assumed to be outstanding as of January 1, 2000.

See Notes to Unaudited Consolidated Financial Statements.

Next Page

CBCT Bancshares, Inc.

Consolidated Statements of Changes in Equity (Unaudited) (dollars in thousands)	Common Stock	Surplus	Retained Earnings	Unallocated ESOP Shares	Accumulated Other Comp. Income (Loss)	Total
Six Months Ended June 30, 2001
Balance, beginning of period	$ 3	$ 2,383	$ 2,868	$ (199)	$ 304	$ 5,359
Comprehensive income:
Net income	-	-	172	-	-	172
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effect	-	-	-	-	(15)	(15)
Total comprehensive income	-	-	-	-	-	157

Balance, end of period	$ 3	$ 2,383	$ 3,040	$ (199)	$ 289	$ 5,516

Six Months Ended June 30, 2000
Balance, beginning of period	$ -	$ -	$ 3,214	$ -	$ (215)	$ 2,999
Comprehensive income:
Net income (loss)	-	-	(452)	-	-	(452)
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effect	-	-	-	-	319	319
Total comprehensive income (loss)	-	-	-	-	-	(133)

Balance, end of period	$ -	$ -	$ 2,762	$ -	$ 104	$ 2,866

See notes to unaudited consolidated financial statements.

Next Page

CBCT Bancshares, Inc.
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended
(dollars in thousands)	June 30,
	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$ 172	$ (452)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	31	42
Net securites losses (gains)	(63)	863
Provision for loan losses	18	16
Deferred income taxes	81	(168)
Stock dividend income	(12)	(23)
Net change in:
Loans held for sale	121	363
Accrued interest receivable and other assets	326	(268)
Accrued interest payable and other liabilities	3	70
Net cash provided by operating activities	677	443

Cash Flows From Investing Activities
Activity in available-for-sale securities:
Sales	2,465	15,209
Maturities and prepayments	317	372
Purchases	(5,681)	(4,054)
Activity in held-to-maturity securities:
Maturities and prepayments	1,659	-
Purchases	-	(6,140)
Loan originations and collections - net	2,297	(846)
Capital expenditures	(52)	(14)
Net cash provided by (used in) investing activities	1,005	4,527

Cash Flows From Financing Activities
Net change in deposits	(532)	(3,130)
Proceeds from Federal Home Loan Bank advances	-	500
Repayment of Federal Home Loan Bank advances	(1,497)	(1,971)
Net cash provided by (used in) financing activities	(2,029)	(4,601)

Net increase in cash and cash equivalents	(347)	369

Cash and cash equivalents - beginning of period	2,359	2,253

Cash and cash equivalents - end of period	$ 2,012	$ 2,622

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 2000.

2. Investment Securities

The amortized cost and approximate fair values of investment securities to be held to maturity and available for sale at June 30, 2001 and December 31, 2000 are as follows:
(dollars in thousands):

Investment securities to be held to maturity:

June 30, 2001
	Amortized Cost	Unrealized Gain (Loss)	Approximate Fair Value
Debt securities:
Government agencies	$ 1,993	$ 51	$ 2,044
Collateralized mortgage obligations	1,995	34	2,029

	$ 3,988	$ 85	$ 4,073

Next Page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2000
	Amortized Cost	Unrealized Gain (Loss)	Approximate Fair Value
Debt securities:
Government agencies	$ 2,991	$ 26	$ 3,017
Collateralized mortgage obligations	2,656	14	2,670

	$ 5,647	$ 40	$ 5,687

Investment securities available for sale:

	June 30, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$ 1,408	$ 43	$ 1,451
State and municipal	110	4	114
Mortgage-backed	6,688	77	6,765
Collateralized mortgage obligations	393	-	393
Marketable equity securities	4	314	318

	$ 8,603	$ 438	$ 9,041

	December 31, 2000
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$ 3,277	$ 79	$ 3,356
State and municipal	110	4	114
Mortgage-backed	2,235	44	2,279
Marketable equity securities	4	334	338

	$ 5,626	$ 461	$ 6,087

Next Page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Other Cash Flow Information

Other cash flow information for the three months ended June 30, 2001 and 2000 is as follows (dollars in thousands):

	2001	2000

Interest paid in cash	$ 682	$ 856

Income taxes paid in cash	$ -	$ -

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

Changes in Financial Condition from December 31, 2000, to June 30, 2001

General

Total assets decreased by approximately $1.8 million to $37 million at June 30, 2001 from $38.8 million at December 31, 2000. The decrease in total assets resulted primarily from a reduction in the loan balance which allowed for a reduction in Federal Home Loan Bank advances.

The decrease in loans, to $19.9 million at June 30, 2001 from $22.2 million at December 31, 2000 was attributed to a decrease in loan demand and adjustable rate mortgages being refinanced in the secondary market to obtain the benefit of a fixed rate loan as a result of a lower market rate of interest.

Next Page

The allowance for loan losses at June 30, 2001 increased to $248,000 or 1.23% of total loans, from the December 31, 2000 amount of $228,000, or 1.02% of total loans. The increase was due to loan loss provisions exceeding loan charge-offs during the period. Non-performing loans were $37,000 at June 30, 2001 compared to $12,000 at December 31, 2000.

Total deposits decreased by approximately $.7 million, to $26.9 million at June 30, 2001 from $27.6 million at December 31, 2000.

Total equity increased by approximately $.157 million to $5.516 million at June 30, 2001, from $5.359 million at December 31, 2000. The increase in equity was due to the net income for the first two quarters 2001.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

Net Interest Income

Net interest income for the quarter ended June 30, 2001 was $290,000, compared to $338,000 for the quarter ended June 30, 2000, a decrease of $48,000. The decrease in net interest income was attributed to declining rates earned on loans and a decrease in loan demand. In addition, approximately $2.5 million in securities were called with the proceeds being reinvested at lower yields due to current market conditions. The decrease was also due to approximately $2.0 million in Community Bank's portfolio of loans being refinanced in the secondary market to obtain the benefit of fixed rate mortgages in this declining rate environment. Net interest income for the six months ended June 2001 was $651,000 compared to $658,000 for the six months ended June 2000.

Other Operating Income

Other operating income for the quarter ended June 30, 2001 was $120,000, compared to $31,000 for the quarter ended June 30, 2000. The increase in 2001 was primarily attributed to an increase in demand deposit accounts resulting in more service charge and fee income along with $44,000 in gains on securities called during the second quarter of 2001. Other operating income for the six months ended June 2001 was $171,000 compared to ($800,000) for the same period 2000. The increase is primarily due to the one time loss of $865,000 due to the liquidation of the securities portfolio along with an increase in service charge and fee income, and a gain on the called securities.

Other Operating Expenses

Other operating expenses for the quarter ended June 30, 2001 were $282,000, compared to $262,000 for the quarter ended June 30, 2000. The increase is primarily attributed to corporate expenses associated with our conversion to a stock-based company. Other operating expense for the six months ended June 2001 was $551,000 compared to $584,000 for the six months ended

Next Page

June 2000. The decrease is primarily attributed to a one-time write down of fixed assets, including obsolete computer equipment and other assets of approximately $32,000 during the first quarter 2000.

Liquidity and Capital Resources

We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2001, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 49.68%.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.5 million at June 30, 2001 or 14.91% of total assets on that date. As of June 30, 2001, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our consolidated regulatory capital ratios at June 30, 2001 were as follows: core capital 14.01%; Tier I risk-based capital, 28.94%; and total risk-based capital, 31.01%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Quantitative and Qualitative Disclosures About Market Risk

The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of June 30, 2001, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 12.86%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

Next Page

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBCT BANCSHARES, INC. Registrant

Date:	August 10, 2001	/s/ Brad M. Hurta Brad M. Hurta President and Chief Executive Officer

Date:	August 10, 2001	/s/ Lynn Frerich Lynn Frerich Vice President, Chief Operating Officer and Secretary