Form 10QSB
period 2001-09-30
CBCT BANCSHARES INC
filed 2001-11-02
CIK 1108933

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

          Transitional Small Business Format (check one):

                 Yes [   ]   No [X]

          State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

          As of November 2, 2001, there were 281,031 shares of the Registrant's common stock outstanding.

next page

CBCT BANCSHARES, INC

i
next page

CBCT Bancshares, Inc.
Consolidated Balance Sheets
  (Unaudited)
  (dollars in thousands)
	At	At
	September 30,	December 31,
	2001	2000
ASSETS

Cash	$ 273	$ 213
Interest bearing due from banks	2,205	2,146
Total cash and cash equivalents	2,478	2,359
Investment securities to be held to maturity	3,605	5,647
Investment securities available for sale	8,872	6,087
Federal Home Loan Bank stock	509	513
Loans held for sale	-	121
Loans - net of allowance for loan losses	19,892	22,180
Bank premises and equipment - net	1,298	1,271
Accrued interest receivable	258	291
Prepaid expenses and other assets	2	329
	$36,914	$38,798
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$ 831	$ 707
Interest bearing	26,032	26,878
Total deposits	26,863	27,585
Advances from borrowers for taxes and insurance	263	57
Advances from Federal Home Loan Bank	3,688	5,438
Accrued interest payable and other liabilities	450	359
Total liabilites	31,264	33,439
Stockholders' Equity:
Preferred Stock, par value $0.01 per share;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common Stock, par value $0.01 per share;
4,000,000 shares authorized; 281,031
shares issued and outstanding	3	3
Surplus	2,383	2,383
Retained earnings	3,131	2,868
Unallocated ESOP shares	(199)	(199)
Accumulated other comprehensive income (loss)	332	304
Total equity	5,650	5,359
	$36,914	$38,798

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Income
  (Unaudited)
  (dollars in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Interest and dividend income:
Loans	$ 454	$ 509	$ 1,407	$ 1,500
Debt securities	182	172	518	533
Deposits in banks	25	38	104	162
Dividends	5	9	18	34
Total interest and dividend income	666	728	2,047	2,229
Interest expense:
Deposits	279	320	891	984
Federal Home Loan Bank advances	50	75	168	254
Total interest expense	329	395	1,059	1,238
Net interest income	337	333	988	991
Provision for loan losses	9	9	27	25
Net interest income after loan losses	328	324	961	966
Other operating income (losses):
Service charges and fees	48	58	156	113
Net securities gains (losses)	42	(2)	105	(865)
Net gains on sales of loans	-	9	-	17
Total other operating income (loss)	90	65	261	(735)
Operating expenses:
Compensation and benefits	142	140	418	406
Occupancy and equipment expense	42	29	116	124
Other operating expenses	97	106	299	329
Total other operating expenses	281	275	833	859
Income (loss) before income taxes	137	114	389	(628)
Income tax expense (benefit)	45	36	126	(254)
Net income (loss)	$ 92	$ 78	$ 263	$ (374)
Basic earnings (loss) per share	$ 0.35	$ 0.30	$ 1.01	$ (1.45)
Weighted average shares outstanding(1)	261,123	258,549	261,123	258,549

______________________

(1)	CBCT Bancshares' initial public offering closed on September 25, 2000. For purposes of earnings per share calculations, shares issued on September 25, 2000 have been assumed to be outstanding as of January 1, 2000.

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Changes in Equitys
  (Unaudited)
  (dollars in thousands)
				Unallocated	Accumulated
	Common		Retained	ESOP	Other Comp.
	Stock	Surplus	Earnings	Shares	Income (Loss)	Total
Nine Months Ended September 30, 2001
Balance, beginning of period	$3	$2,383	$2,868	$(199)	$304	$5,359
Comprehensive income:
Net income	-	-	263	-	-	263
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	28	28

Total comprehensive income	-	-	-	-	-	291
Balance, end of period	$3	$2,383	$3,131	$(199)	$332	$5,650
Nine Months Ended September 30, 2000
Balance, beginning of period	$-	$ -	$3,214	$ -	$(215)	$2,999
Comprehensive income:	3	2,381	-	(225)	-	2,159
Net income (loss)	-	-	(374)	-	-	(374)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	395	395

Total comprehensive income (loss)	-	-	-	-	-	21
Balance, end of period	$3	$2,381	$2,840	$ (225)	$ 180	$5,179

See notes to unaudited consolidated financial statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Cash Flows
  (Unaudited)
  (dollars in thousands)

	Nine months ended September 30,
	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$ 263	$ (374)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	71
Net securites losses (gains)	(105)	865
Provision for loan losses	27	25
Deferred income taxes	41	(143)
Stock dividend income	(18)	(16)
Net change in:
Loans held for sale	121	363
Accrued interest receivable and other assets	360	(5)
Accrued interest payable and other liabilities	42	483
Net cash provided by operating activities	782	1,269

Cash Flows From Investing Activities
Activity in available-for-sale securities:
Sales	3,777	15,211
Maturities and prepayments	530	327
Purchases	(6,929)	(4,017)
Activity in held-to-maturity securities:
Maturities and prepayments	2,042	273
Purchases	-	(6,177)
Loan originations and collections - net	2,261	(600)
Sales of fixed assets		32
Capital expenditures	(78)	(19)
Net cash provided by (used in) investing activities	1,603	5,075

Cash Flows From Financing Activities
Net change in deposits	(516)	(4,842)
Issuance of common stock		2,585
Expenses of stock offering		(425)
Proceeds from Federal Home Loan Bank advances	-	-
Repayment of Federal Home Loan Bank advances	(1,750)	(1,711)
Net cash provided by (used in) financing activities	(2,266)	(4,393)

Net increase in cash and cash equivalents	119	1,951

Cash and cash equivalents - beginning of period	2,359	2,253
Cash and cash equivalents - end of period	$2,478	$4,204

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 2000.

2.       Investment Securities

The amortized cost and approximate fair values of investment securities to be held to maturity and available for sale at Setpember 30, 2001 and December 31, 2000 are as follows:
(dollars in thousands):

Investment securities to be held to maturity:

	September 30, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$1,995	$55	$2,050
Collateralized mortgage obligations	1,610	31	1,641
	$3,605	$86	$3,691

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

	December 31, 2000
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$2,991	$26	$3,017
Collateralized mortgage obligations	2,656	14	2,670
	$5,647	$40	$5,687
Investment securities available for sale:
	September 30, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$513	$9	$522
State and municipal	75	3	78
Mortgage-backed	6,389	159	6,548
Collateralized mortgage obligations	1,387	28	1,415
Marketable equity securities	4	305	309
	$8,368	$504	$8,872
	December 31, 2000
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$3,277	$79	$3,356
State and municipal	110	4	114
Mortgage-backed	2,235	44	2,279
Marketable equity securities	4	334	338
	$5,626	$461	$6,087

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.       Other Cash Flow Information

Other cash flow information for the three months ended September 30, 2001 and 2000 is as follows (dollars in thousands):

	2001	2000
Interest paid in cash	$1,011	$1,242
Income taxes paid in cash	$ 89	-

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

Changes in Financial Condition from December 31, 2000, to September 30, 2001

General

Total assets decreased by approximately $1.9 million to $36.9 million at September 30, 2001 from $38.8 million at December 31, 2000. The decrease in total assets resulted primarily from a $2.3 million reduction in loans.

next page

The decrease in loans, to $19.9 million at September 30, 2001 from $22.2 million at December 31, 2000 was attributed to a decrease in new loan demand in our market area and the refinancing of existing adjustable rate mortgages into the secondary market to obtain the benefit of a fixed rate loan as a result of lower market rates of interest.

The allowance for loan losses at September 30, 2001 increased to $247,000 or 1.24% of total loans, from the December 31, 2000 amount of $228,000, or 1.03% of total loans. The increase was due to loan loss provisions exceeding loan charge-offs during the period, along with the $2.3 million decrease in the loan portfolio. Non-performing loans were $20,000 at September 30, 2001 compared to $12,000 at December 31, 2000.

Total deposits decreased by approximately $.7 million, to $26.9 million at September 30, 2001 from $27.6 million at December 31, 2000.

Total equity increased by approximately $.3 million to $5.7 million at September 30, 2001, from $5.4 million at December 31, 2000. The increase in equity was due to the net income for the nine months ended September 30, 2001.

Comparison of Results of Operations for the Three and Nine Months Ended September, 2000 and 2001

Net Interest Income

Net interest income for the quarter ended September 30, 2001 was $337,000, compared to $333,000 for the quarter ended September 30, 2000. The increase in net interest income for the nine months ended September 30, 2001 was $988,000 compared to $991,000 for the same period during 2000.

Interest income for the quarter ended September 30, 2001 was $666,000 compared to $728,000 for the same period in 2000, a decrease of $62,000. Interest income for the nine months ended September 30, 2001 was $2,047,000 compared to $2,229,000 for the nine months ended September 30, 2000, a decrease of $182,000. The decrease in interest income is primarily due to lower rates earned on loans, along with a decrease of $2.3 million in our loan portfolio. Lower rates earned on federal funds has also attributed to the decrease in interest income.

Interest expense for the quarter ended September 30, 2001 was $329,000 compared to $395,000 for the same period in 2000, a decrease of $66,000. Interest expense for the nine months ended September 30, 2001 was $1,059,000 compared to $1,238,000 for the nine months ended September 30, 2000, a decrease of $179,000. The decrease in interest expense is primarily due to lower rates paid on CD's and interest earning deposit accounts along with a decrease in interest expense on FHLB advances due to a reduction of $1.8 million on the advances.

next page

Other Operating Income

Other operating income for the quarter ended September 30, 2001 was $90,000, compared to $65,000 for the quarter ended September 30, 2000. The increase in 2001 was primarily attributed to a $42,000 realized gain on the call of investment securities occurring during the third quarter of 2001. Other operating income for the nine months ended September 30, 2001 was $261,000 compared to ($735,000) for the same period in 2000. The increase of $996,000 is primarily due to the $865,000 in realized losses on sales of investment securities occurring during that period, due to restructuring the entire portfolio

Other Operating Expenses

Other operating expenses for the quarter ended September 30, 2001 were $281,000, compared to $275,000 for the quarter ended September 30, 2000. Other operating expenses for the nine months ended September 30,2001 was $833,000 compared to $859,000 for the nine months ended September 30,2000.

Liquidity and Capital Resources

We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2001, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 53.06%, well in excess of that needed to cover anticipated needs.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.7 million at September 30, 2001 or 15.31% of total assets on that date. As of September 30, 2001, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our consolidated regulatory capital ratios at September 30, 2001 were as follows: core capital 14.38%; Tier I risk-based capital, 29.44%; and total risk-based capital, 31.44%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

next page

Quantitative and Qualitative Disclosures About Market Risk

The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of September 30, 2001, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 14.17%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

next page

PART II - OTHER INFORMATION

CBCT Bancshares, Inc. and Subsidiary

Item 1 - Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve aggregate amounts management believes to be immaterial to the financial condition and results of operations of the Company and the Bank.

Item 2 - Changes in Securities and Use of Proceeds

            None

Item 3 - Defaults upon Senior Securities

            Not applicable

Item 4 - Submission of Matters to a Vote of Secruityholders

            None

Item 5 - Other Information

            None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	3(i)	Articles of Incorporation of the Registrant*
	3(ii)	Bylaws of the Registrant*
	10	Employment Agreement with Brad Hurta*
* Filed as an exhibit to the registrant's Registration Statement on Form SB-2 (33-33102).

(b)	Reports on Form 8-K:
None

next page

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBCT BANCSHARES, INC. Registrant
Date:	November 2, 2001	/s/ Brad M. Hurta
Brad M. Hurta President and Chief Executive Officer
Date:	November 2, 2001	/s/ Lynn Frerich
Lynn Frerich Vice President, Chief Operating Officer and Secretary