Form 10KSB
period 2001-12-31
CBCT BANCSHARES INC
filed 2002-04-01
CIK 1108933

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                        FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________ to ___________

       Commission file number  0-31125

                              CBCT BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Maryland                                       74-2957339
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

       312 Main Street, Smithville, Texas                          78957
    (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including(512) 237-2482.

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES X   NO
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3.012 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 25, 2002, was $4.24 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 25, 2002, there were issued and outstanding 291,223 shares of the Issuer's Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

Item 1. Business

General

     CBCT Bancshares, Inc. ("CBCT" or the "Company") was formed in 2000 by Community Bank of Central Texas ("Community Bank" or the "Bank") under the laws of Maryland for the purpose of becoming the savings and loan holding company of the Bank. The Company's business consists primarily of the business of the Bank.

     Community Bank is a Texas chartered stock savings bank headquartered in Smithville, Texas. The Bank was originally chartered in 1934. In 2000, the Bank converted from a mutual to a stock savings bank. Community Bank currently serves the financial needs of customers primarily in Bastrop County, Texas, its market area, through its full service banking office located in Smithville, Texas, and also originates loans in its primary market area and the greater metropolitan Austin, Texas area. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, Community Bank had total assets of $36.3 million, deposits of $27.6 million and equity of $4.5 million (or 12.4% of total assets).

     Community Bank's principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and a variety of consumer loans. The Bank also originates commercial real estate and, to a much lesser extent, construction and commercial business loans. The Bank's revenues are derived principally from interest on loans and investment and mortgage-backed securities. It also generates revenue from service charges and other income. Community Bank offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, NOW and non-interest bearing demand deposit accounts and time deposit accounts with varied terms ranging from 30 days to 60 months. Deposits are solicited in the Bank's primary market area of Bastrop County, and the Bank has not accepted brokered deposits. At December 31, 2001, $12.6 million, or 62%, of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. The Bank also invests in mortgage-backed and other securities and other permissible investments.

Forward-Looking Statements

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2001. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward- looking statements.

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

Lending Activities

     General. Mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. Community Bank's fixed rate one- to four-family residential loans are originated for sale to the secondary market. At December 31, 2001, the Bank's net loan portfolio totaled $20.01 million, which constituted 55% of total assets.

     Secured loans up to $10,000 may be approved by the consumer loan officer, up to $25,000 by the vice president of lending and up to $75,000 by the President. Any secured loan over the individual approval limits must be approved by the executive committee. Unsecured loans may be approved by these individuals up to $1,000, $5,000 and $10,000, respectively.

     At December 31, 2001, the maximum amount which could have been loaned to any one borrower and the borrower's related entities was approximately $500,000. The largest lending relationship to a single borrower or group of related borrowers consisted of one loan for $481,747 secured by eleven duplexes located in Smithville, Texas. At December 31, 2001, this loan was current and performing in accordance with its terms.

     The following table presents information concerning the composition of Community Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                        December 31,
                                          -----------------------------------------------------------------------
                                                   2001                     2000                    1999
                                          ---------------------     ---------------------    --------------------
                                            Amount      Percent       Amount      Percent      Amount     Percent
                                           -------     --------     --------      -------    --------    --------
                                            (Dollars in Thousands)
Real Estate Loans:
  One- to four-family residential          $12,587           62%    $ 14,748           66%   $ 12,068          55%
  Multi-family residential                      --           --           --           --         137           1
                                          --------     --------     --------     --------    --------    --------

    Total residential loans                 12,587           62       14,748           66      12,205          56
  Commercial real estate                     2,331           11        1,909            9       3,709          16
  Construction loans                           969            5        1,315            5       1,125           5
                                          --------     --------     --------     --------    --------    --------

    Total real estate loans                 15,887           78       17,972           80      17,039          77
                                          --------     --------     --------     --------    --------    --------

Consumer Loans:
  Other personal and installment             4,136           21        4,069           18       4,482          21

    Total consumer loans                     4,136           21        4,069           18       4,482          21
                                          --------     --------     --------     --------    --------    --------

Commercial business loans                      284            1          409            2         413           2
                                          --------     --------     --------     --------    --------    --------

Unearned discount                               --                        --                       --
Unamortized loan fees and costs                (38)                      (42)                     (42)
                                          --------                  --------                 --------

         Total loans                        20,269          100%      22,408          100%     21,892         100%
                                                       ========                  ========                ========

    Allowance for loan losses                 (257)                     (228)                    (199)
                                          --------                  --------                 --------

         Net loans receivable             $ 20,012                  $ 22,180                 $ 21,693
                                          ========                  ========                 ========

     The following schedule illustrates the contractual maturity of Community Bank's loan portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       One Year   Over One Year to  Over Five
                                        or Less      Five Years       Years     Total
                                        -------      --------        -------    ------
                                                     (Dollars in Thousands)
One- to-four family residential loans   $ 4,599      $ 5,465         $ 2,523   $12,587
All other loans                           3,763        3,790             167     7,720

                                        $ 8,362      $ 9,255         $ 2,690    20,307
                                        =======      =======         =======   =======

Unamortized fees and costs                                                         (38)
Allowance for loan losses                                                         (257)
                                                                               -------

    Net loans                                                                  $20,012
                                                                               =======

     Of total loans of $20.3 million at December 31, 2001, approximately $7.7 million have fixed rates of interest and approximately $12.6 million have adjustable rates of interest.

     One- to Four-Family Residential Real Estate Lending. At December 31, 2001, one- to four-family residential mortgage loans totaled $12.6 million, or 62.07% of our gross loan portfolio. Community Bank generally underwrites one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Bank generally requires private mortgage insurance in order to reduce its exposure below 80%. Properties securing one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

     Community Bank currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Bank's pricing strategy for mortgage loans includes setting interest rates that are competitive with Freddie Mac and other local financial institutions, and consistent with the Bank's internal needs. Adjustable-rate mortgage, or ARM loans, are offered with either a one-year, three-year or, to a lesser extent, five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts on an annual basis. The Bank uses the Wall Street Journal prime rate to reprice ARM loans. During the year ended December 31, 2001, Community Bank originated $1.6 million of one- to four-family ARM loans and $2.9 million of one- to four-family fixed rate mortgage loans.

     Fixed-rate loans originated for sale to the secondary market are secured by one- to four-family residences, have contractual maturities of up to 30 years, are generally fully amortizing and have payments due monthly. A significant change in the current level of interest rates could alter the average life of a residential loan in the Bank's portfolio considerably. The Bank's one- to four-family loans do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using underwriting guidelines which make them saleable in the secondary market. The Bank's real estate loans generally contain a "due on sale" clause allowing it to declare the unpaid principal balance due and payable upon the sale of the security property.

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

     ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The Bank has not experienced difficulty with the payment history for these loans. See "- Asset Quality --Non-Performing Assets" and "-- Classified Assets." At December 31, 2001, the one- to four-family ARM loan portfolio totaled $10.3 million, or 50.74% of the Bank's gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $2.5 million, or 12.32% of the Bank's gross loan portfolio.

     Multi-Family Residential and Commercial Real Estate Lending. Community Bank offers a variety of multi-family residential and commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties, small office buildings and storage facilities located in our primary market area. At December 31, 2001, multi-family residential and commercial real estate loans totaled $2.3 million or 11.33% of the Bank's gross loan portfolio.

     The Bank's currently originated loans secured by multi-family residential and commercial real estate are originated with an adjustable interest rate. The interest rate on these loans is generally tied to the prime rate of interest. Loan-to-value ratios on our multi-family residential and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, are fully amortizing and have maximum maturities of 20 years.

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

     Construction and Development Lending. Community Bank originates construction loans to builders and to individuals for the construction of their residences. Substantially all of these loans are secured by property located within the Bank's market area or within the greater metropolitan Austin, Texas area. At December 31, 2001, the Bank had $1.0 million in construction and development loans outstanding, representing 4.93% of its gross loan portfolio.

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

     Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2001, Community Bank's consumer loan portfolio totaled $4.1 million, or 20.23% of our gross loan portfolio. The Bank offers a variety of secured consumer loans, including home equity loans, auto loans, boat and recreational vehicle loans and loans secured by savings deposits. The Bank also offers a limited amount of unsecured loans. Consumer and commercial business loans are originated in the Bank's market area.

     Community Bank's home equity loans totaled $1.3 million, and comprised 6.40% of the gross loan portfolio at December 31, 2001. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan. The term to maturity on the Bank's home equity loans may be up to 20 years.

     Community Bank originates auto loans, boat loans and recreational vehicle loans on a direct basis. These loans totaled $2.4 million at December 31, 2001, or 11.84% of the Bank's gross loan portfolio. Auto, boat and recreational vehicle loans may be written for up to five years and usually have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new autos and up to 100% of value on used cars, based on valuation from official used car guides.

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

Loan Originations, Purchases, Sales and Repayments

     Community Bank originates loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While the Bank originates both adjustable-rate and fixed-rate loans, the Bank's ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market interest rates, the Bank's dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. The majority of the time, the Bank sells fixed rate, one- to four-family residential loans. Furthermore, during the past few years, Community Bank, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.

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

                                                  Years Ended December 31,
                                            ----------------------------------
                                             2001         2000          1999
                                            -------     --------     ---------
                                                 (Dollars in Thousands)

Total loans, beginning of year.........     $22,408      $21,892       $21,071

Loan originations:
   Real estate loans...................       5,908        5,718         9,414
   Consumer loans......................       2,010        1,465         2,405
   Other loans.........................         439        1,145           173
                                            -------      -------       -------

     Total loan originations...........       8,357        8,328        11,992
                                            -------      -------       -------

Loan repayments and sales..............     (10,496)      (7,812)      (11,171)
                                            -------      -------       -------

Total loans, end of period.............     $20,269      $22,408       $21,892
                                            =======      =======       =======

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

     Delinquent Loans. The following table sets forth our loans delinquent 60 days or more by type, number, amount and percentage of type at December 31, 2001.


                    60 to 89 days past due       90 days and over past due   Total over 60 days past due
                  --------------------------    --------------------------   ---------------------------
                                    Percent                       Percent                        Percent
                                    of Loan                       of Loan                        of Loan
                  Number   Amount   Category    Number   Amount   Category   Number    Amount   Category
                  ------   ------   --------    ------   ------   --------   ------    ------   --------
                                                  (Dollars in Thousands)
Real estate:
   Residential         2     $ 72      0.57%        --     $ --                   2      $ 72       0.57%
   Commercial         --       --                   --       --                  --        --
   Construction       --       --                   --       --                  --        --

Other:
   Consumer            4       13      0.31%        13       86       2.08%                99       2.39%
   Commercial         --       --                   --       --                  17        --
                                                           ----                ----     -----

Total                  6     $ 85                   13     $ 86                  19     $ 171
                     ===     ====                  ===     ====                ====     =====

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

                                                                December 31,
                                                                ------------
                                                           2001    2000    1999
                                                           ----    ----    ----
                                                          (Dollars in Thousands)
Non-accruing loans:
  One-to-four family residential                           $ --    $ --    $ 60
  Multi-family residential                                   --      --      --
  Commercial real estate                                     --      --      --
  Commercial non-real estate                                 --      --      --
  Consumer                                                    7      --       1
                                                           ----    ----    ----

     Total                                                    7      --      61
                                                           ----    ----    ----

Accruing loans past due 90 days and over:
  One-to-four family residential                             --      --      --
  Multi-family residential                                   --      --      --
  Commercial real estate                                     --      --      --
  Commercial non-real estate                                 --      --      --
  Consumer                                                   86      12       7
                                                           ----    ----    ----

     Total                                                   86      12       7
                                                           ----    ----    ----

Total non-performing loans                                   93      12      68

Foreclosed assets                                            --       3      --
                                                           ----    ----    ----

Total non-performing assets                                $ 93    $ 15    $ 68
                                                           ====    ====    ====

Allowance for loan losses                                  $257    $228    $199
                                                           ====    ====    ====

Coverage of non-performing loans                            276%   1900%    293%
                                                           ====    ====    ====

Non-performing assets as a percentage of total assets      0.25%   0.03%   0.16%
                                                           ====    ====    ====

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2001, there was also an aggregate of $132,000 in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

     In connection with Community Bank's filing of periodic reports with the FDIC and in accordance with the Bank's classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of assets, at December 31, 2001, $225,000 of assets were classified as substandard, $0 as doubtful and $2,800 as loss. The total amount classified represented 3.94% of the Bank's equity capital and 0.60% of the Bank's assets at December 31, 2001.

     Provision for Loan Losses. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses during the year ended December 31, 2001 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of December 31, 2001.

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

     At December 31, 2001, Community Bank's allowance for loan losses was $256,710 or 1.27% of the total loan portfolio and approximately 276% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

     The following table sets forth an analysis of our allowance for loan losses.

                                                          Years Ended December 31,
                                                  ----------------------------------
                                                     2001         2000         1999
                                                  --------     --------     --------
                                                         (Dollars in Thousands)

Total loans outstanding (at end of period)        $ 20,306     $ 22,408     $ 21,892
                                                  ========     ========     ========

Average loans outstanding (period to date)        $ 20,942     $ 23,854     $ 21,485
                                                  ========     ========     ========

Allowance for loan losses, beginning of period    $    228     $    199     $    181

Loan charge-offs:
   One- to four-family residential                      --           --           --
   Multi-family residential                             --           --           --
   Commercial real estate                               --           --           --
   Construction                                         --           --           --
   Consumer loans                                       (9)          (5)         (12)
   Commercial loans                                     --           --           --
                                                  --------     --------     --------
      Total loan charge-offs                            (9)          (5)         (12)
                                                  --------     --------     --------

Loan recoveries:
   One- to four-family residential                      --           --           30
   Multi-family residential                             --           --           --
   Commercial real estate                               --           --           --
   Construction                                         --           --           --
   Consumer loans                                        2           --           --
   Commercial loans                                     --           --           --
                                                  --------     --------     --------
      Total loan recoveries                              2           --           30
                                                  --------     --------     --------

Net loan (charge-offs) recoveries                       (7)          (5)          18
Provision charged to operations                         36           34           --

Allowance for loan losses, end of period          $    257     $    228     $    199
                                                  ========     ========     ========

Ratio of net loan charge-offs during the period
   to average loans outstanding                       0.03%        0.02%       (0.08)%
                                                  ========     ========     ========

Provision as a percentage of average loans            0.17%        0.14%      0.00 %
                                                  ========     ========     ========

Allowance as a percentage of total loans              1.26%        1.02%      0.91 %
                                                  ========     ========     ========

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

     At December 31, 2001, the Bank had specific loan loss reserves of $0 and general, unallocated loan loss reserves of $256,710.

     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                       December 31, 2001      December 31, 2000      December 31, 1999
                                     ---------------------   ---------------------- -------------------
                                               Percent of             Percent of             Percent of
                                                 Loans                  Loans                  Loans
                                                in Each                in Each                in Each
                                               Category               Category               Category
                                                   to                     to                     to
                                     Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                     ------   -----------   ------   -----------   ------   -----------
                                                           (Dollars in Thousands)

One- to four-family residential ...    $ 68        62%        $ 60        64%        $ 53        53%
Multi-family residential ..........       1        --            1        --            1         1
Commercial real estate ............      23        12           21        10           18        18
Construction loans ................       7         5            6         6            5         5
Home equity .......................      11         1           10         3            8         3
Automobile loans ..................      58        12           21        11           45        14
Other personal and investment loans      25         8           22         6           20         6
Unallocated .......................      64        --           57        --           50        --
                                       ----       ---         ----       ---         ----       ---
                                       $257       100%        $228       100%        $199       100%
                                       ====       ===         ====       ===         ====       ===

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

     Community Bank's investment securities currently consist of state and political subdivision securities, mortgage-backed securities, and U.S. Agency obligations. See Note 2 of the Notes to Consolidated Financial

Statements. The Bank's mortgage-backed securities portfolio currently consists of securities issued under government-sponsored agency programs.

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

     The following table sets forth the composition of Community Bank's investment and mortgage-related securities portfolio and other investments at the dates indicated. The investment securities portfolio at December 31, 2001, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

                                                                 December 31,
                                       ------------------------------------------------------------
                                               2001                2000                 1999
                                       -----------------   ------------------    ------------------
                                       Carrying    % of    Carrying      % of    Carrying     % of
                                         Value     Total     Value      Total      Value      Total
                                         -----     -----     -----      -----      -----      -----
                                                          (Dollars in Thousands)
Securities available for sale,
   at fair value:
   State and political subdivision     $    78         1%   $   114         2%   $   148         1%
   Mortgage-backed securities            9,542        91      2,279        37     15,898        98
   U.S. Agency securities                  519         5      3,356        55         --        --
   Marketable equity securities            332         3        338         6        231         1
                                       -------       ---    -------       ---    -------       ---

     Total                             $10,461       100%   $ 6,087       100%   $ 16,27       100%
                                       =======       ===    =======       ===    =======       ===


Securities to be held to maturity,
   at amortized cost:
   State and political subdivision$         --        --%   $    --        --%   $    --        --%
   Mortgage-backed securities            1,009        34      2,656        47         --        --
   Other                                 1,996        66      2,991        53         --        --
                                       -------       ---    -------       ---    -------       ---

     Total                             $ 3,005       100%   $ 5,647       100%   $    --       --%
                                       =======       ===    =======       ===    =======       ===

Securities to be held to maturity,
         a value                       $ 3,063              $ 5,687              $    --
                                       =======              =======              =======

     The composition and maturities of the investment securities and mortgage-backed securities portfolio, excluding Federal Home Loan Bank stock and our trading portfolio as of December 31, 2001 are indicated in the following table.

                                      Less than 1 Year    1 to 5 Years      5 to 10 Years     Over 10 Years    Total Securities
                                      ----------------   ---------------   ---------------   ---------------   ----------------
                                               Average           Average           Average           Average           Average
                                       Amount   Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield
                                      ----------------   ---------------   ---------------   ---------------   ---------------
                                                                        (Dollars in Thousands)
Securities available for sale, at
   fair value:
   State and political subdivisions   $    36     5.75%  $    42    5.75%   $    --     --%  $    --      --%  $    78    5.75%
   Mortgage_backed securities              --                682    6.64      4,705   5.27     4,155    5.79     9,542    5.59
   U.S. Agency securities                  --                519    4.15         --     --        --      --       519    4.65
   Marketable equity securities            --       --        --      --         --     --        --      --       322      --
                                      -------     ----   -------    ----    -------   ----   -------    ----   -------    ----

       Total                          $    36     5.75%  $ 1,243    5.78%   $ 4,705   5.27%  $ 4,155    5.79%  $10,461    5.37%
                                      =======     ====   =======    ====    =======   ====   =======    ====   =======    ====

Securities to be held to maturity,
    at cost:
    Mortgage_backed securities        $    --       --%  $   806    6.30%   $    --     --%  $   203    8.52%  $1,009     6.74%
    U.S. Agency securities              1,996     6.67        --      --         --     --       --      --     1,996     6.67
                                      -------     ----   -------    ----    -------   ----   -------    ----   -------    ----

       Total                          $ 1,996     6.67%  $   806    6.30%   $    --     --%  $   203    8.52%  $ 3,005    6.70%
                                      =======     ====   =======    ====    =======   ====   =======    ====   =======    ====

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

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

                                                         December 31,
                                  -----------------------------------------------------------
                                        2001                 2000                1999
                                  -----------------  -------------------   ------------------
                                   Amount   Percent     Amount   Percent     Amount   Percent
                                  -------  --------  ---------  --------   --------   -------
                                                    (Dollars in Thousands)
Noninterest-bearing accounts ..   $ 1,640         6%   $   707         3%   $   377         1%
Savings accounts ..............     1,763         6      1,537         6      1,770         5
NOW and money market accounts .     4,831        18      4,923        18      4,852        15
                                  -------   -------    -------   -------    -------   -------
    Total non-certificates ....     8,234        30      7,167        27      6,999        21
                                  -------   -------    -------   -------    -------   -------
Certificates of deposit:
    2.00% to 2.99% ............     5,315        19
    3.00% to 3.99% ............     4,660        17
    4.00% to 4.99% ............     2,469         9      3,054        11     15,230        47
    5.00% to 5.99% ............     3,302        12     11,990        43      7,120        22
    6.00% to 6.99% ............     3,575        13      5,374        19      3,005        10
                                  -------   -------    -------   -------    -------   -------
    Total certificates ........    19,321        70     20,418        73     25,355        79
                                  -------   -------    -------   -------    -------   -------
       Total deposits .........   $27,555       100%   $27,585       100%   $32,354       100%
                                  =======   =======    =======   =======    =======   =======

     The following table shows rate and maturity information for Community Bank's certificates of deposit as of December 31, 2001.

                                                               Weighted Average
                                                      Amount        Rate
                                                      ------        ----
                                                    (Dollars in Thousands)
Certificate accounts maturing within:
One month                                            $ 1,168        5.11%
One to three months                                    3,739        4.21
Three to six months                                    5,686        3.79
Nine to twelve months                                  4,764        4.07
One to three years                                     3,587        4.40
Over three years                                         377        4.59
                                                     -------        ----
     Total                                           $19,321        4.14%
                                                     =======        ====

     The following table indicates the amount of Community Bank's certificates of deposit and other deposits by time remaining until maturity as of December31, 2001.

                                                       Maturity
                                              ----------------------------
                                                         Over
                                             3 Months   3 to 12     Over
                                              or Less   Months   12 months   Total
                                              -------   ------   ---------   -----
                                                           (In Thousands)

Certificates of $100,000 and over .........   $   547   $ 1,434    $   547  $ 2,528

Certificates of deposit of $100,000 or more     4,360     9,420      3,013   16,793
                                              -------   -------    -------  -------

Total certificates of deposit .............   $ 4,907   $10,854    $ 3,560  $19,321
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

     We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2001, we had $3.7 million in Federal Home Loan Bank advances outstanding.

     The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                      Years Ended December 31,
                                                      ------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----
                                                       (Dollars in Thousands)
   Federal Home Loan Bank advances:
     Maximum balance                               $5,438     $7,736     $8,000
                                                   ======     ======     ======

   Average monthly balance                         $3,959     $6,314     $6,716
                                                   ======     ======     ======

   Amount outstanding at end of period             $3,731     $5,438     $7,392
                                                   ======     ======     ======

   Weighted average interest rate of advances        4.14%      5.21%      5.36%
                                                   ======     ======     ======

Subsidiary and Other Activities

     As of December 31, 2001, Community Bank has an inactive subsidiary. The subsidiary was engaged in securities brokerage activities through a third party from 1993 through 1998. Effective January 1, 1999, its operations were combined into Community Bank and the subsidiary became inactive.

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

Limitations on Dividends and Other Capital Distributions

     The Company is a legal entity separate and distinct from the Bank. CBCT Bancshares, Inc.'s principal source of revenue consists of dividends from Community Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2001, Community Bank was in compliance with these reserve requirements.

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

     As a member, Community Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas. At December 31, 2001, Community Bank had $508,000 in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Community Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years such dividends have averaged 6.08% and were 4.12% for 2001.

     Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Community Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Community Bank's capital.

     For the year ended December 31, 2001, dividends paid by the Federal Home Loan Bank of Dallas to Community Bank totaled $20,900, as compared to $39,800 for 2000.

Federal Taxation

     General. CBCT Bancshares, Inc. and Community Bank will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to CBCT Bancshares, Inc. or Community Bank. Community Bank's federal income tax returns have been closed without audit by the IRS through its year ended December 31, 1998.

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

     Bad Debt Reserves. Prior to the Small Business Job Protection Act, Community Bank was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of Community Bank's size may now use the experience method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires Community Bank to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. Community Bank has fully recaptured the reserve as of December 31, 2001.

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

State Taxation

     The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992, savings banks had been exempt from the corporate franchise tax. The tax for the year 2001 is the higher of 0.25% of taxable capital, usually the amount of paid in capital plus retained earnings, or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net income cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.

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

     Community Bank attracts all of its deposits through its branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2001, the Bank believes that it holds less than 10% of the deposits in its primary market area.

Employees

     At December 31, 2001, Community Bank had a total of 16 employees, including 3 part-time employees. Employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2001. At December 31, 2001, the Bank's premises had an aggregate net book value of approximately $1.2 million.

                                         Year      Owned or   Net Book Value at
Location                               Acquired     Leased    December 31, 2001
--------                               --------     ------    -----------------
                                                               (In Thousands)
Main Office:

312 Main Street                          1994       Owned           $899
Smithville, Texas

Land Held for Development:

Gregg Manor Road                         1998       Owned            270
Manor, Texas

     The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2001 was approximately $46,000.

Item 3.  Legal Proceedings

     From time to time the Bank is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Neither the Bank nor the Company anticipates incurring any material liability as a result of such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

     CBCT Bancshares, Inc. common stock is traded on the National Association of Securities Dealers, Inc. over-the-counter market system under the symbol "CBCB."

Price Range of Common Stock

     The following table sets forth, for the periods shown, the high and low prices of the common stock. The prices reflect inter-dealer quotations without retail markup, markdown or commissions, and do not necessarily represent actual transactions.

     No dividends have been paid to date by CBCT Bancshares, Inc. Dividend restrictions are described in the notes to consolidated financial statements included in this report.

                               HIGH             LOW
                               ----             ---

March 31, 2001...........     $10.50          $10.00
June 30, 2001............     $16.745         $10.625
September 30, 2001.......     $16.05          $12.10
December 31, 2001........     $13.59          $13.59

September 30, 2000.......     $10.88          $10.31
December 31, 2000........     $10.56          $10.00

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System. The average of the bid and asked prices of CBCT Bancshares, Inc.'s common stock on March 25, 2002 was $14.58.

At March 25, 2002, there were 291,223 shares of CBCT Bancorp, Inc. common stock issued and outstanding and there were approximately 110 holders of record.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

     The summary information presented below under "Selected Financial Condition Data" and "Selected Operations Data" for, and as of the end of, each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with our financial statements and notes in Item 7, below.

                                                            At December 31,
                                                      --------------------------
                                                      2001       2000      1999
                                                      ----       ----      ----
                                                        (Dollars in Thousands)
Selected Financial Condition Data:
  Total assets                                       $37,387   $38,798   $42,833
  Loans receivable, net                               20,012    22,180    21,693
  Securities available for sale, at fair value:
    Mortgage-backed securities                         9,542     2,279    15,898
    Other securities                                     919     3,808       379
  Securities to be held to maturity, at cost:
    Mortgage-backed securities                         1,009     2,656        --
    Other securities                                   1,996     2,991        --
  Deposits                                            27,555    27,585    32,354
  Federal Home Loan Bank borrowings                    3,731     5,438     7,392
  Total equity                                         5,713     5,359     2,999


                                                    Years Ended December 31,
                                                  -----------------------------
                                                    2001       2000        1999
                                                    ----       ----        ----
                                                       (Dollars in Thousands)
Selected Operations Data:
  Interest and dividend income                    $ 2,689    $ 2,975    $ 3,050
  Interest expense                                 (1,340)    (1,626)    (1,902)
                                                  -------    -------    -------
    Net interest income                             1,349      1,349      1,148
  Provision for loan losses                           (36)       (34)        --
                                                  -------    -------    -------
    Net interest income after loan losses           1,313      1,315      1,148
                                                  -------    -------    -------

  Other operating income:
    Service charges and fees                          218        177        113
    Net securities gains (losses)                     105       (864)        76
    Net gains on sales of loans                        --         18         51
    Gain on sale of other real estate owned            --         --         --
                                                  -------    -------    -------
      Total other operating income (loss)             323       (669)       240
                                                  -------    -------    -------

  Other operating expenses:
    Compensation and benefits                        (606)      (553)      (454)
    Occupancy and equipment expense                  (136)      (149)      (183)
    Other operating expenses                         (434)      (536)      (512)
                                                  -------    -------    -------
      Total other operating expenses               (1,176)    (1,238)    (1,149)
                                                  -------    -------    -------

      Income (loss) before income taxes               460       (592)       239

  Income tax (expense) benefit                       (146)       246        (71)
                                                  -------    -------    -------

      Net income (loss)                           $   314    $  (346)   $   168
                                                  =======    =======    =======

                                                      Years Ended December 31,
                                                    ---------------------------
                                                    2001       2000       1999
                                                    ----       ----       ----
Key Operating Ratios and Other Data:
Performance ratios:
  Return on assets (1)                              0.85%     (0.87)%     0.39%
  Return on equity (2)                              5.70%     (9.00)%     5.29%
  Net interest margin (3)                           3.79%      3.55%      2.79%
  Operating expense divided by average assets       3.18%      3.10%      2.65%

  Average interest-earning assets divided by
    average interest-bearing liabilities             118%       108%       104%

Quality ratios:
  Non-performing assets divided by total assets 0.25% 0.03% 0.16% Allowance for loan losses to
    non-performing loans                             276%      1900%       293%
  Allowance for loan losses to gross loans          1.26%      1.02%      0.91%

Capital ratios:
  Equity to total assets at end of period          15.27%     13.81%      7.00%
  Average equity to average assets                 14.94%      9.62%      7.33%
  Tier 1 risk-based capital ratio                  29.06%     26.30%     15.00%
  Total risk-based capital ratio                   31.05%     28.30%     15.90%

Other data:
  Number of full service offices                       1          1          1

----------

(1)  Ratio of net income (loss) to average total assets

(2)  Ratio of net income (loss) to average equity

(3)  Net interest income divided by average earning assets

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     The following discussion is intended to assist in understanding the financial condition and results of operations of CBCT Bancshares, Inc. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the other sections contained in the prospectus.

     CBCT Bancshares' results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and mortgage-backed and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Community Bank's results of operations also are affected by the level of its noninterest income and expenses and income tax expense.

     On September 29, 2000 Community Bank of Central Texas completed its conversion from the mutual to the stock form of organization. In connection with the conversion, CBCT Bancshares issued 281,031 shares to the public for total gross proceeds of $2.81 million and became the holding company for Community Bank.

Changes in Financial Condition from December 31, 2000 to December 31, 20001

General. Our total assets decreased by $1.4 million or 3.61% to $37.4 million at December 31, 2001 as compared to $38.8 million at December 31, 2000. The decrease was primarily due to a $2.1 million or 9.61% decrease in loans. Our total liabilities decreased by $1.7 million, or 5.2%, to $31.7 million at December 31, 2001 compared to $33.4 million at December 31, 2000. This decrease was primarily due to a $1.7 million or 5.09% decrease in Federal Home Loan Bank borrowings. This decrease was partially offset by a $354,000 increase in equity, due to net income for 2001.

Loans. Our net loan portfolio decreased from $22.2 million at December 31, 2000 to $20.0 million at December 31, 2001. The decrease in the loan portfolio over this time period was due to a decrease in new loan demand in our market area and the refinancing of existing adjustable-rate mortgages with other lenders in the secondary market to obtain the benefit of lower rate, fixed rate loans, as a result of a decrease in market rates of interest.

Securities. Our total securities portfolio increased from $11.7 million at December 31, 2000 to $13.5 million at December 31, 2001. The increase was primarily due to the purchase of additional securities utilizing the proceeds from the pay down of our loan portfolio.

Liabilities. Our total liabilities decreased $1.7 million or 5.09% to $31.7 million at December 31, 2001 compared to $33.4 million at December 31, 2000. This decrease was primarily due to a $1.7 million decrease in Federal Home Loan Bank advances, which we were able to do as a result of the decrease in assets.

Equity. Total equity increased $354,000 or 6.72% from $5.4 million at December 31, 2000 to $5.7 million at December 31, 2001. The increase was due to the net income for 2001 and an increase in our unrealized gain on our investment portfolio.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                        2001                        2000                       1999
                                                        ----                        ----                       ----

                                                      Interest                    Interest                    Interest
                                             Average   Earned/  Yield/   Average   Earned/  Yield/   Average   Earned/  Yield/
                                             Balance    Paid     Rate    Balance    Paid     Rate    Balance    Paid     Rate
                                             -------    ----     ----    -------    ----     ----    -------    ----     ----
                                                                           (Dollars in Thousands)
Interest-Earning Assets:
     Deposits in banks                       $ 2,564   $    70   2.73%   $ 3,224   $   205   6.36%   $ 2,633   $   131   4.98%
     Investment securities                    11,780       748   6.35     10,401       722   6.94     16,505     1,011   6.13
     Loans                                    20,753     1,851   8.92     23,854     2,008   8.42     21,500     1,878   8.73
     Other interest-earning assets               505        20   3.96        510        40   7.84        544        30   5.51
                                             -------   -------   ----    -------   -------   ----    -------   -------   ----

        Total interest-earning assets         35,602     2,689   7.55     37,989     2,975   7.83     41,182     3,050   7.41
                                                       -------   ----              -------   ----              -------   ----

Noninterest-earning assets                     1,567                       1,964                       2,130
                                             -------                     -------                     -------

        Total assets                         $37,169                     $39,953                     $43,312
                                             =======                     =======                     =======

Interest-Bearing Liabilities:
     Passbook savings accounts               $ 1,678        37   2.21    $ 1,648   $    45   2.73    $ 1,520   $    41   2.70
     NOW and money market accounts             4,707        97   2.06      4,745       124   2.61      5,015       133   2.65
     Time deposit accounts                    19,770       990   4.01     22,394     1,128   5.04     26,305     1,368   5.20
     Federal Home Loan Bank advances           3,959       216   5.46      6,314       329   5.21      6,716       360   5.36
                                             -------   -------   ----    -------   -------   ----    -------   -------   ----

        Total interest-bearing liabilities    30,114     1,340   4.45     35,101     1,626   4.63     39,556     1,902   4.81
                                                       -------   ----              -------   ----    -------   -------   ----

Noninterest-bearing liabilities and equity     7,055                       4,852                       3,756
                                             -------                     -------                     -------

        Total liabilities and equity         $37,169                     $39,953                     $43,312
                                             =======                     =======                     =======

Net interest income                                    $ 1,349                     $ 1,349                     $ 1,148
                                                       =======                     =======                     =======

Net interest spread(1)                                           3.10%                       3.20%                       2.60%
                                                                 ====                        ====                        ====

Net interest margin(2)                                           3.79%                       3.55%                       2.79%
                                                                 ====                        ====                        ====

----------
(1) The net interest spread is the difference between the average rate on interest-earning assets and interest-bearing liabilities.

(2) The net interest margin is net interest income divided by average earning assets.

Rate/Volume Analysis

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                   Year Ended December 31,   Year Ended December 31,
                                        2001 vs. 2000             2000 vs. 1999
                                  -----------------------    -----------------------
                                 Increase (decrease)        Increase (decrease)
                                      due to        Total        due to        Total
                                      ------      Increase       ------       Increase
                                 Volume    Rate  (Decrease) Volume     Rate  (Decrease)
                                 ------    ----  ---------- ------     ----  ----------
                                                (Dollars in Thousands)
Interest income:
Deposits in banks                 $ (42)   $ (93)   $(135)   $  29    $  45    $  74
Investment securities                96      (70)      26     (374)      85     (289)
Loans                              (261)     104     (157)     205      (75)     130
Other earning assets                 --      (20)     (20)      (2)      12       10
                                  -----    -----    -----    -----    -----    -----

     Total interest income         (207)     (79)    (286)    (142)      67      (75)
                                  -----    -----    -----    -----    -----    -----

Interest expense:
Savings accounts                      1       (9)      (8)       3        1        4
NOW and money market accounts        (1)     (26)     (27)      (7)      (2)      (9)
Time deposit accounts              (132)      (6)    (138)    (203)     (37)    (240)
Federal Home Loan Bank advances    (123)      10     (113)     (22)      (9)     (31)
                                  -----    -----    -----    -----    -----    -----

     Total interest expense        (255)     (31)    (286)    (229)     (47)    (276)
                                  -----    -----    -----    -----    -----    -----

Net interest income               $  48    $ (48)   $  --    $  87    $ 114    $ 201
                                  =====    =====    =====    =====    =====    =====

      The following table presents the weighted average yields earned on loans, investments and other interest-earning assets, and the weighted average rates paid on savings and borrowings and the resultant interest rate spreads at December 31, 2001.


                                                        At December 31,
                                                             2001
                                                           (Dollars
                                                         in Thousands)

               Weighted average yield on:
                  Deposits in banks ....................      1.99%
                  Investment securities ................      5.67
                  Loans ................................      8.17
                  FHLB stock ...........................      3.02
                                                              ----

                  Combined weighted average yield on
                    interest-earning assets ............      6.88
                                                              ----

               Weighted average rate paid on:
                  Savings accounts .....................      1.05
                  NOW and money market accounts ........      0.80
                  Time deposit accounts ................      4.15
                  Federal Home Loan Bank advances ......      4.14
                                                              ----

                  Combined weighted average rate paid on
                    interest-bearing liabilities .......      3.42
                                                              ----

               Spread ..................................      3.46%
                                                              ====


Comparison of Results of Operations for the Years Ended December 31, 2000 and
2001

General. We reported net income of $314,000 for the year ended December 31, 2001 compared to a net loss of $346,000 for the year ended December 31, 2000.

Net Interest Income. Net interest income was $1.3 million at December 31, 2001 compared to $1.3 million at December 31, 2000. Total interest income and total interest expense were both down $286,000 in 2001 from 2000. The decrease was primarily due to lower rates of interest offered on assets and liabilities. Our interest rate spread decreased to 3.10% for 2001 compared to 3.20% for 2000. This was offset, however, by the ratio of average interest-earning assets to average interest-bearing liabilities increasing to 121% for 2001 compared to 108% for 2000.

Interest income. The decrease in interest income was primarily due to the decrease in the average balance of loans during the year and the rates earned on interest-earning assets due to the drastic decline in the rate environment during 2001. Interest income on loans decreased by $157,000 from $2.01 million for 2000 to $1.85 million in 2001. Interest income on deposits in banks decreased $135,000 from $205,000 in 2000 to $70,000 in 2001. The average yield earned on our interest-earning assets decreased from 7.83% in 2000 to 7.55% in 2001. Increased refinancing activity during 2001 resulted in a portion of our one- to four-family residential loans being paid off. The remainder of our loan portfolio includes commercial real estate loans, consumer loans and three and five year residential loans with higher rates of interest that did not refinance or reprice during the year. This combination caused the average rate earned on our loan portfolio to increase from 8.42% in 2000 to 8.92% in 2001.

Interest Expense. The $286,000 decrease in interest expense during the year ended December 31, 2001 was primarily due to the decrease in average interest-bearing liabilities by $5.0 million, from $35.1 million during 2000 to $30.1 million during 2001. The average rate paid on interest-bearing liabilities decreased from 4.63% in 2000 to 4.45% in 2001.

Provision for loan losses. The provision for loan losses for the year 2001 was $36,000 compared to $34,000 in 2000. At December 31, 2001, the ratio of our allowance for loan losses to total loans was 1.26% compared to 1.02% in 2000, and the ratio of our allowance for loan losses to non-performing loans was 276% in 2001 compared to 1900% in 2000. The amount of provision is influenced by current economic conditions, actual loss experience, industry trends and other factors.

Noninterest Income. Noninterest income, net of securities gains and losses, increased from $195,000 in 2000 to $218,000 in 2001. The increase was primarily attributed to an increase in fees and service charges on deposit accounts resulting from an increase in the number of demand deposit accounts from 903 accounts in 2000 to 993 accounts in 2001. A loss on sale of securities of $864,000 was reported for 2000 while a gain on the sale/call of securities of $105,000 was reported for 2001. The loss for 2000 was attributed to the liquidation of the entire securities portfolio in March of 2000.

Noninterest Expense. Noninterest expenses decreased $62,000 or 5.0% to $1.18 million for the year ended December 31, 2001compared to $1.24 million for the year ended December 31, 2000. This decrease was primarily attributed to a $102,000 or 19.0% decrease in other operating expenses. This decrease is attributed to a one-time write down of fixed assets, including obsolete computer equipment and other assets during 2000, a one-time deconversion fee associated with a data processing conversion during 2000, along with corporate expenses associated with our conversion to a stock-based company in 2000. In addition, the data processing expenses decreased from 2000 to 2001 as a result of the data processing conversion. There was also a decrease in occupancy and equipment expense of $13,000 or 8.7% and an increase in compensation and benefits of $53,000 or 9.6% of which $52,000 is attributed to the implementation of the RRP.

Comparison of Results of Operations for the Years Ended December 31, 1999 and
2000

General. We reported a net loss of $346,000 for the year ended December 31, 2000 and $168,000 for the year ended December 31, 1999.

Net Interest Income. Net interest income increased $201,000 or 17.5% to $1.3 million at December 31, 2000 compared to $1.1 million at December 31, 1999. The net increase was primarily due to a large decrease in interest expense which more than offset a slight decrease in interest income from 1999 to 2000. Our interest rate spread increased to 3.20% for 2000 compared to 2.60% for 1999. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 108% for 2000 compared to 104% for 1999.

Interest Income. The slight decrease in interest income was primarily due to a decrease in average interest-earning assets. The sale of our securities, and the use of proceeds from these sales to fund the planned reduction in certificates of deposit and to pay down Federal Home Loan Bank advances was the primary reason for the decrease. Interest income on securities decreased by $292,000 from $1.0 million for 1999 to $719,000 for 2000. The average yield earned on our interest-earning assets increased from 7.41% in 1999 to 7.83% in 2000.

Interest Expense. The decrease in interest expense during the year ended December 31, 2000 was primarily due to the decrease of $4.9 million or 19% in certificates of deposit and the decrease of $2.0 million or 26.4% in Federal Home Loan Bank borrowings. In addition, the average rate paid on interest-bearing liabilities decreased from 4.81% in 1999 to 4.62% in 2000 due to a decrease in market rates of interest and as part of management's strategy to reduce higher paying certificates of deposit.

Provision for loan losses. The provision for loan losses for the year 2000 was $34,000. There was no provision for loan losses in the year 1999. At December 31, 2000, the ratio of our allowance for loan losses to total loans was 1.02% and the ratio of our allowance for loan losses to non-performing loans was 1900%. The amount of the provision is influenced by current economic conditions, actual loss experience, industry trends and other factors.

Noninterest Income. Noninterest income, net of securities gains and losses, increased from $164,000 in 1999 to $195,000 in 2000. The increase was primarily attributed to an increase in fees and service charges on deposit accounts resulting from an increase in the number of demand deposit accounts from 711 accounts in 1999 to 903 accounts in 2000 and an increase in fees charged on such accounts. A loss on sale of securities of $864,000 was reported for 2000 while a gain on sale of securities of $76,000 was reported for 1999. The loss for 2000 was attributed to the liquidation of the entire securities portfolio in March of 2000.

Noninterest Expenses. Noninterest expenses increased $89,000 or 7.8% to $1.2 million for the year ended December 31, 2000 compared to $1.1 million for the year ended December 31, 1999. This increase was primarily attributed to a $99,000 or 21.8% increase in compensation and benefits and a $24,000 or 4.70% increase in other expenses. This was partially offset by a decrease in occupancy and equipment expense of $34,000 or 18.6%.

Liquidity and Commitments

      We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2001, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 51.65%.

      CBCT Bancshares' liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities and sales of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, we maintain a strategy of investing in our various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2001, the total approved loan origination commitments outstanding amounted to $1.1 million. At the same date, the unadvanced portion of construction loans was $1.1 million. There were no outstanding letters of credit at December 31, 2001. Time deposits scheduled to mature in one year or less at December 31, 2001, totaled $15.4 million. Investment and mortgage-backed securities scheduled to mature in less than one year at December 31, 2001 totaled $2.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Community Bank. Community Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

Capital

     Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.7 million at December 31, 2001, or 15.27% of total assets on that date. As of December 31, 2001, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our regulatory capital ratios at December 31, 2001 were as follows: core capital 14.34%; Tier I risk-based capital, 28.28%; and total risk-based capital, 30.53%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Impact of Inflation

     The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

     Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2001, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 35.3%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

     How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring this risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of CBCT Bancshares which are implemented by the investment/asset and liability management committee. The investment/asset and liability management committee is chaired by Mike Maney and is comprised of members of our board of directors and senior management.

     The purpose of the investment/asset and liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The investment/asset and liability management committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

     The investment/asset and liability management committee generally meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The investment/asset and liability management committee recommends appropriate strategy changes based on this review. The President or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors, at least quarterly.

     In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

     o originating adjustable rate mortgage loans and commercial business loans,

     o    originating shorter-term consumer loans,

     o    managing our deposits to establish stable deposit relationships,

     o acquiring longer-term borrowings at fixed interest rates, when appropriate, to offset the negative impact of longer-term fixed rate loans in our loan portfolio, and

     o selling to the secondary market fixed-rate residential loans originated by us.

     At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the investment/asset and liability management committee may determine to increase our interest rate risk position in order to maintain our net interest margin. In the future, we intend to increase our emphasis on the origination of relatively short-term and/or adjustable rate loans.

     The investment/asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Community Bank.

     The following table presents the contractual maturities and repricing data of CBCT Bancshares' interest-earning assets and interest-bearing liabilities, commonly called a "gap" report, as of December 31, 2001. It gives an indication of our interest rate sensitivity position and it is used by management in conjunction with other reports to determine plans and strategies for managing our interest rate risk. The gap report does have limitations. For example, all savings, NOW, and money market deposit accounts are shown as maturing within the 90 day to one year time frame. In reality, these deposits are relatively stable and do not turn over or reprice as frequently as the static gap report suggests. In addition, no prepayment assumptions have been made with regard to interest-earning assets.


                                                     Rate Sensitive                Not Rate
                                        ----------------------------------------   Sensitive
                                          Within        90 days        1 to 3        Over
                                         90 days       to 1 Year        Years       3 Years       Total
                                        ----------     ----------     ----------   ----------   ----------
                                                                 (Dollars in Thousands)

Interest-Earning Assets:
  Deposits in banks                     $    1,609              $     $       --   $       --   $    1,609
  Investment securities                        997          1,035            408       11,026       13,466
  Loans                                      1,402          6,960          6,215        5,730       20,307
  Other interest-earning assets                508             --             --           --          508
                                        ----------     ----------     ----------   ----------   ----------

    Total interest-earning assets            4,519          7,995          6,623       16,756       35,890
                                        ----------     ----------     ----------   ----------   ----------

Interest-Bearing Liabilities:
  Passbook savings accounts                     --          1,763             --           --        1,763
  NOW and money market accounts                 --          4,831             --           --        4,831
  Time deposit accounts                      4,907         10,854          3,183          377       19,321
  Federal Home Loan Bank advances              259          3,104            368           --        3,731
                                        ----------     ----------     ----------   ----------   ----------

   Total interest-bearing liabilities        5,166         20,552          3,551          377   $   29,646
                                        ----------     ----------     ----------   ==========   ==========

Interest sensitivity gap                $     (650)    $  (12,557)    $    3,072
                                        ==========     ==========     ==========

Cumulative gap                          $     (650)    $  (13,207)      $(10,135)
                                        ==========     ==========     ==========

Cumulative gap as a percentage
  of total assets                            (1.73)%       (35.30)%       (27.09)%
                                        ==========     ==========     ==========

     As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 8.  Financial Statements and Supplementary Data


                        Padgett, Stratemann & Co., L.L.P.

                          Independent Auditors' Report


To the Board of Directors
CBCT Bancshares, Inc.
Smithville, Texas

We have audited the accompanying consolidated balance sheets of CBCT Bancshares, Inc. as of December 31, 2001 and 2000, and the consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBCT Bancshares, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.


Certified Public Accountants
February 22, 2002
San Antonio, Texas

                              CBCT Bancshares, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                             (Dollars in Thousands)

                                        Assets
                                                                                  2001           2000
                                                                                 --------    -----------
Cash and cash equivalents:
  Cash and noninterest-bearing due from banks                                    $    224       $    213
  Interest-bearing due from banks                                                   1,609          2,146
                                                                                 --------       --------

        Total cash and cash equivalents                                             1,833          2,359

Securities available for sale                                                      10,461          6,087
Securities to be held to maturity (fair value of $3,063
  and $5,687 in 2001 and 2000, respectively)                                        3,005          5,647
Federal Home Loan Bank stock - at cost                                                508            513
Loans held for sale                                                                    --            121
Loans - net of allowance for loan losses of $257 ($228 in 2000)                    20,012         22,180
Bank premises and equipment - net                                                   1,288          1,271
Accrued interest receivable                                                           247            291
Prepaid expenses and other assets                                                      33            329
                                                                                 --------       --------

                                                                                 $ 37,387       $ 38,798
                                                                                 ========       ========

                         Liabilities and Stockholders' Equity

Liabilities
Deposits:
  Noninterest-bearing                                                            $  1,640       $    707
  Interest-bearing                                                                 25,915         26,878
                                                                                 --------       --------

        Total deposits                                                             27,555         27,585

Advances from Federal Home Loan Bank                                                3,731          5,438
Accrued interest payable and other liabilities                                        388            416
                                                                                 --------       --------

        Total liabilities                                                          31,674         33,439
                                                                                 --------       --------

Stockholders' Equity
Preferred stock - $.01 par value; 1,000,000 shares authorized;
  none issued or outstanding in 2001 or 2000                                           --             --
Common stock - $.01 par value; 4,000,000 shares authorized;
  291,223 issued and outstanding in 2001; 281,031 shares
  issued and outstanding in 2000                                                        3              3
Surplus                                                                             2,525          2,383
Retained earnings                                                                   3,182          2,868
Unallocated ESOP shares                                                              (182)          (199)
Unallocated RRP shares                                                                (95)            --
Accumulated other comprehensive income                                                280            304
                                                                                 --------       --------

        Total stockholders' equity                                                  5,713          5,359
                                                                                 --------       --------

                                                                                 $ 37,387       $ 38,798
                                                                                 ========       ========

                              CBCT Bancshares, Inc.

                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000, and 1999
                  (Dollars in Thousands, Except Per Share Data)


                                                                               2001            2000           1999
                                                                            ----------      ----------     ----------
Interest and dividend income:
  Interest and fees on loans                                                $    1,851     $    2,008      $    1,878
  Debt securities:
    Taxable                                                                        745            712           1,002
    Tax-exempt                                                                       1              7               9
  Interest on deposits in banks                                                     70            205             131
  Dividends                                                                         22             43              30
                                                                            ----------      ----------     ----------

        Total interest and dividend income                                       2,689          2,975           3,050
                                                                            ----------      ----------     ----------

Interest expense:
  Deposits                                                                       1,124          1,297           1,542
  Federal Home Loan Bank advances                                                  216            329             360
                                                                            ----------      ----------     ----------

        Total interest expense                                                   1,340          1,626           1,902
                                                                            ----------      ----------     ----------

        Net interest income                                                      1,349          1,349           1,148

Provision for loan losses                                                           36             34              --
                                                                            ----------      ----------     ----------

        Net interest income after provision for loan losses                      1,313          1,315           1,148
                                                                            ----------      ----------     ----------

Noninterest income (loss):
  Service charges and other income                                                 218            177             113
  Net gains on sales of loans                                                       --             18              51
  Net gains (losses) on sales of securities                                        105           (864)             76
                                                                            ----------      ----------     ----------

        Total noninterest income (loss)                                            323           (669)            240
                                                                            ----------      ----------     ----------

Noninterest expenses:
  Salaries and employee benefits                                                   606            553             454
  Occupancy and equipment expenses                                                 136            149             183
  Other operating expenses                                                         434            536             512
                                                                            ----------      ----------     ----------

        Total noninterest expenses                                               1,176          1,238           1,149
                                                                            ----------      ----------     ----------

        Income (loss) before income taxes                                          460           (592)            239

Income tax expense (benefit)                                                       146           (246)             71
                                                                            ----------      ----------     ----------

        Net income (loss)                                                   $      314     $     (346)     $      168
                                                                            ==========      ==========     ==========

Basic and diluted earnings (loss) per share                                 $     1.20     $    (1.34)     $      N/A
                                                                            ==========      ==========     ==========

                              CBCT Bancshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2001, 2000, and 1999
                                 (In Thousands)


                                                                                                            Accumulated
                                                                                  Unallocated  Unallocated     Other
                                                   Common               Retained      ESOP        RRP       Comprehensive
                                                    Stock     Surplus   Earnings     Shares      Shares     Income (Loss)   Total
                                                   -------    -------   -------      -------     -------    -------------  -------
Balance at December 31, 1998                       $    --      $  --   $ 3,046      $    --       $  --       $   297     $ 3,343

Comprehensive income (loss):
Net income - year ended December 31, 1999               --         --       168           --          --            --         168
Change in net unrealized loss on securities
  available for sale, net of reclassification
  adjustment and tax effect                             --         --        --           --          --          (512)       (512)
                                                                                                                           -------

Total comprehensive loss                                                                                                     (344)
                                                   -------    -------   -------      -------     -------       -------     -------

Balance at December 31, 1999                            --         --     3,214           --          --          (215)      2,999

Sale of stock - net of expenses                          3      2,383        --         (225)         --            --       2,161

ESOP shares released                                    --         --        --           26          --            --          26

Comprehensive income:
Net loss - year ended December 31, 2000                 --         --      (346)          --          --            --        (346)
Change in net unrealized loss on securities
  available for sale, net of reclassification
    adjustment and tax effect                           --         --        --           --          --           519         519
                                                                                                                           -------

Total comprehensive income                                                                                                     173
                                                   -------    -------   -------      -------     -------       -------     -------

Balance at December 31, 2000                             3      2,383     2,868         (199)         --           304       5,359

RRP shares awarded                                      --        142        --           --         (95)           --          47

ESOP shares released                                    --         --        --           17          --            --          17

Comprehensive income:
Net income - year ended December 31, 2001               --         --       314           --          --            --         314
Change in net unrealized loss on securities
  available for sale, net of reclassification
  adjustment and tax effect                             --         --        --           --          --           (24)        (24)
                                                                                                                           -------

Total comprehensive income                                                                                                     290
                                                   -------    -------   -------      -------     -------       -------     -------

Balance at December 31, 2001                       $     3    $ 2,525   $ 3,182      $  (182)    $   (95)      $   280     $ 5,713
                                                   =======    =======   =======      =======     =======       =======     =======

                                                                     2001         2000        1999
                                                                  ---------    ---------    ---------
Cash Flows From Operating Activities
Net income (loss)                                                 $     314    $    (346)   $     168
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                      122           26          107
     Net (gains) losses on sales of securities                         (105)         864          (76)
     Provision for loan losses                                           36           34           --
     Deferred income taxes                                               53          (87)          12
     Federal Home Loan Bank stock dividends                             (20)         (40)         (26)
     Net change in:
       Loans held for sale                                              121          242          (14)
       Accrued interest receivable, prepaid expenses,
         and other assets                                               357         (137)         (80)
       Accrued interest payable and other liabilities                   (72)          51          (35)
       Other - net                                                       --           38            2
                                                                  ---------    ---------    ---------

            Net cash provided by operating activities                   806          645           58
                                                                  ---------    ---------    ---------

Cash Flows From Investing Activities
Activities in securities available for sale:
   Sales                                                              3,451       15,224        1,868
   Maturities and prepayments                                         1,565          482        2,218
   Purchases                                                         (9,311)      (5,553)      (4,227)
Activities in securities to be held to maturity:
   Maturities and prepayments                                         2,657          507        1,465
   Purchases                                                             --       (6,140)      (4,854)
Loan originations and collections - net                               2,132         (521)        (785)
Capital expenditures                                                    (91)         (30)         (48)
Proceeds from sale of assets                                              2           29           --
                                                                  ---------    ---------    ---------

            Net cash provided by (used in) investing activities         405        3,998       (4,363)
                                                                  ---------    ---------    ---------

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements

                                                                     2001         2000        1999
                                                                  ---------    ---------    ---------
Cash Flows From Financing Activities
Net change in deposits                                            $     (30)   $  (4,769)   $     216
Proceeds of Federal Home Loan Bank advances                           1,800          500        4,000
Repayment of Federal Home Loan Bank advances                         (3,507)      (2,454)        (608)
Sale of stock                                                            --        2,611           --
Costs of stock issuance                                                  --         (425)          --
                                                                  ---------    ---------    ---------

            Net cash provided by (used in) financing activities      (1,737)      (4,537)       3,608
                                                                  ---------    ---------    ---------

            Net increase (decrease) in cash
              and cash equivalents                                     (526)         106         (697)



Cash and cash equivalents at beginning of year                        2,359        2,253        2,950
                                                                  ---------    ---------    ---------

Cash and cash equivalents at end of year                          $   1,833    $   2,359    $   2,253
                                                                  =========    =========    =========


                    Schedules of Other Cash Flow Information

Interest paid on deposits and borrowed funds                      $   1,293    $   1,616    $   1,882
                                                                  =========    =========    =========

Income taxes paid (refunded)                                      $      85    $     (69)   $     119
                                                                  =========    =========    =========

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Change in Reporting Entity

In December 1999, the Board of Directors of Community Bank of Central Texas (the "Bank") adopted a Plan of Conversion to convert from a mutual state savings bank to a capital stock state savings bank. The conversion was accomplished through the formation of CBCT Bancshares, Inc. (the "Company") and the sale of the Company's common stock to the public on September 25, 2000. The conversion was accounted for similar to a pooling of interests, whereby the assets, liabilities, and equity of the Bank were transferred to the new entity at book value.

The offering of the Company's common stock was conducted whereby the shares were offered to eligible accountholders of the Bank, the CBCT Bancshares, Inc. Employee Stock Ownership Plan ("ESOP"), supplemental eligible accountholders, and other members of the Bank.

The Company issued 281,031 shares on September 25, 2000 at the offering price of $10 per share of gross proceeds of approximately $2.8 million. The Company received approximately $2.5 million in cash proceeds and a $224,820 note receivable from the ESOP for the purchase of the shares. Expenses of the stock offering were deducted from the gross proceeds.

General

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned and deferred tax assets.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (continued)

Following is a summary of the Company's more significant accounting and reporting policies:

Consolidation

The consolidated financial statements include the accounts of the Company and Bank and its wholly-owned subsidiary, Central State Service Corporation. Central State Service Corporation was formed to engage in securities brokerage activities through a third party. Effective in December 1998, these activities were transferred to the Bank's accounts and the subsidiary became inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and be written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial condition or results of operations. It is anticipated that the adoption of SFAS 142 will not have a material effect on the Company's financial condition or results of operations.

Business

The Company, through the Bank, provides a variety of financial services to individuals and small businesses through its office in Smithville, Texas. Its primary deposit products are savings and term certificate accounts, and its primary lending products are residential mortgage loans, commercial real estate loans, and consumer installment loans.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements



1.   Summary of Significant Accounting Policies (continued)

Significant Group Concentrations of Credit Risk

Most of the Bank's activities are with customers located in Bastrop County, Texas and surrounding counties. Note 2 discusses the types of securities in which the Bank invests. Note 3 discusses the types of lending in which the Bank engages. The Bank does not have any significant concentrations to any one industry or customer.

Securities

The Bank's investments in securities are classified in three categories and accounted for as follows:

Trading Securities. Government bonds held principally for resale in the near term and mortgage-backed securities held for sale in conjunction with the Bank's mortgage banking activities are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The Bank did not have any securities classified as trading during 2001 or 2000.

Securities to Be Held to Maturity. Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale. Securities available for sale are recorded at fair value and consist of bonds, notes, and debentures not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported in accumulated other comprehensive income, net of tax effect. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual securities to be held to maturity and available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (continued)

Servicing (continued)

assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives range from 3 to 30 years.

Pension Costs and Postretirement Benefits

Pension costs under the Bank's 401(k) plan are charged to salaries and employee benefits expense and are funded as accrued.

The Bank does not have any postretirement benefit obligations.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and noninterest- and interest-bearing due from banks.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies (continued)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit under mortgage, construction, and consumer line of credit loans. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Derivative Financial Instruments

The Company nor the Bank does not utilize derivative financial instruments as part of its asset/liability management.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Upon completion of a transfer of financial assets, the Bank continues to carry on its balance sheet any retained interests in the transferred asset, including servicing assets. Allocation of carrying amount between the assets sold and retained is based on their fair values at the date of transfer.

Transfers recorded as sales result in the asset being derecognized from the balance sheet. Gain or loss on the sale is recognized in current earnings based on the proceeds of the sale, which can include cash and other assets measured at their fair values at the date of receipt.

Reclassifications

Certain amounts have been reclassified from prior presentations at December 31, 2000 and 1999 to conform to classifications at December 31, 2001. There is no effect on previously-reported net income (loss) or equity.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements



2.   Investment Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follow (dollars in thousands):

                                                December 31, 2001
                                  ----------------------------------------------
                                                Gross       Gross    Approximate
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost       Gains       Losses      Value
                                  ---------   ---------   ---------   ---------
Securities Available for Sale

Debt securities:
  U.S. Agency                     $     510   $       9   $      --   $     519
  State and municipal                    78          --          --          78
  Mortgage-backed                     9,443         118          19       9,542
                                  ---------   ---------   ---------   ---------

    Total debt securities            10,031         127          19      10,139

Marketable equity securities              5         317          --         322
                                  ---------   ---------   ---------   ---------

                                  $  10,036   $     444   $      19   $  10,461
                                  =========   =========   =========   =========


                                                December 31, 2000
                                  ----------------------------------------------
                                                Gross       Gross    Approximate
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost       Gains       Losses      Value
                                  ---------   ---------   ---------   ---------
Securities Available for Sale

Debt securities:
  U.S. Agency                     $   3,277   $      79   $      --   $   3,356
  State and municipal                   110           4          --         114
  Mortgage-backed                     2,235          44          --       2,279
                                  ---------   ---------   ---------   ---------

    Total debt securities             5,622         127          --       5,749

Marketable equity securities              4         334          --         338
                                  ---------   ---------   ---------   ---------

                                  $   5,626   $     461   $      --   $   6,087
                                  =========   =========   =========   =========

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements

2.   Investment Securities (continued)


                                                December 31, 2001
                                  ----------------------------------------------
                                                Gross       Gross    Approximate
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost       Gains       Losses      Value
                                  ---------   ---------   ---------   ---------
Securities to Be Held to Maturity

Debt securities:
  U.S. Agency                     $   1,996   $      48   $      --   $   2,044
  Mortgage-backed                     1,009          10          --       1,019
                                  ---------   ---------   ---------   ---------

                                  $   3,005   $      58   $      --   $   3,063
                                  =========   =========   =========   =========


                                                December 31, 2000
                                  ----------------------------------------------
                                                Gross       Gross    Approximate
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost       Gains       Losses      Value
                                  ---------   ---------   ---------   ---------
Securities to Be Held to Maturity

Debt securities:
  U.S. Agency                     $   2,991   $      26   $      --   $   3,017
  Mortgage-backed                     2,656          14          --       2,670
                                  ---------   ---------   ---------   ---------

                                  $   5,647   $      40   $      --   $   5,687
                                  =========   =========   =========   =========

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements

 2.   Investment Securities (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001 follow (dollars in thousands):

                                       Available for Sale       Held to Maturity
                                     ---------------------   ---------------------

                                     Amortized      Fair     Amortized     Fair
                                        Cost       Value        Cost       Value
                                     ---------   ---------   ---------   ---------
Within one year                      $      35   $      36   $   1,996   $   2,044
Over one year through five years           553         561          --          --
After five years through ten years          --          --          --          --
                                     ---------   ---------   ---------   ---------

                                           588         597       1,996       2,044
Mortgage-backed securities               9,443       9,542       1,009       1,019
                                     ---------   ---------   ---------   ---------

                                     $  10,031   $  10,139   $   3,005   $   3,063
                                     =========   =========   =========   =========

None of the Bank's investment securities were pledged at December 31, 2001 or 2000.

For the years ended December 31, 2001, 2000, and 1999, proceeds from sales of securities available for sale amounted to $3,451,000, $15,224,000, and $1,868,000, respectively. Gross realized gains amounted to $105,000, $0, and $126,000, respectively. Gross realized losses amounted to $0, $864,000, and $50,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $0, $(294,000), and $26,000, respectively.

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements

 3.   Loans and Allowance for Loan Losses

A summary of the balances of loans follows (dollars in thousands):

                                     December 31,
                                    2001     2000
                                 --------- ---------
Mortgage loans on real estate:
  Residential 1-4 family         $  12,756 $  14,785
  Commercial                         2,331     1,909
  Construction                       2,135     1,761
                                 --------- ---------

                                    17,222    18,455
Commercial loans                       280       409
Consumer loans                       3,970     4,032
                                 --------- ---------

                                    21,472    22,896
Less:
  Allowance for loan losses            257       228
  Unadvanced loan funds              1,165       446
  Net deferred loan fees                38        42
                                 --------- ---------

                                 $  20,012 $  22,180
                                 ========= =========

At December 31, 2001 and 2000, the Bank's loans secured by 1-4 family residences were pledged as collateral for advances received from the Federal Home Loan Bank (see note 8).

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements

3.   Loans and Allowance for Loan Losses (continued)

An analysis of the allowance for loan losses follows (dollars in thousands):

                                                 Years Ended December 31,
                                                2001       2000       1999
                                             --------------------------------

Balance at beginning of year                 $    228    $    199    $    181
Provision for loan losses                          36          34          --
Loans charged off                                  (9)         (5)        (12)
Recoveries of loans previously charged off          2          --          30
                                             --------    --------    --------

Balance at end of year                       $    257    $    228    $    199
                                             ========    ========    ========


Impairment of loans having an aggregate recorded investment of $7,350 at December 31, 2001 and $0 at December 31, 2000 has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2001 and 2000 was $3,675 and $0, respectively. The total allowance for loan losses related to those loans was $0 at December 31, 2001 and 2000, respectively. No interest income on impaired loans was recognized during the years ended December 31, 2001 and 2000, respectively.

No additional funds are committed to be advanced in connection with impaired loans.


4.   Servicing

During the year ended December 31, 2000, the Bank sold its portfolio of servicing assets to an unrelated financial institution.

There were no capitalized servicing rights for the year ended December 31, 2000.

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements


 5.   Bank Premises and Equipment

Components of bank premises and equipment included in the consolidated balance sheets were as follows (dollars in thousands):

                                     December 31,
                                   2001       2000
                                ---------------------

Land                            $     307   $     307
Buildings                           1,079       1,079
Equipment and furniture               368         279
                                ---------   ---------

                                    1,754       1,665
Less accumulated depreciation         466         394
                                ---------   ---------

                                $   1,288   $   1,271
                                =========   =========


Depreciation expense for the years ended December 31, 2001, 2000, and 1999 amounted to $72,000, $58,000, and $65,000, respectively.

The Bank did not have any significant long-term lease obligations at December 31, 2001 or 2000.


6.   Foreclosed Assets

The Bank had no other real estate or other foreclosed assets at December 31, 2001. The Bank had no other real estate and $3,000 of other foreclosed assets at December 31, 2000.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


7.   Deposits

The aggregate amount of certificates of deposit ("CDs"), each with a minimum denomination of $100,000, was $2,528,000 at December 31, 2001 ($2,088,000 in
2000).

At December 31, 2001, the scheduled maturities of CDs are as follows (dollars in thousands):

Year ending December 31,
     2002                       $   15,357
     2003-2004                       3,587
     2005-2006                         377
                                ----------

                                $   19,321
                                ==========


 8.   Advances From Federal Home Loan Bank

Advances received from the Federal Home Loan Bank are at fixed interest rates that range from 5.03% to 5.05%. Advances are received pursuant to a collateral pledge and security agreements giving the Federal Home Loan Bank a security interest in the Bank's loans secured by 1-4 family residences.

At December 31, 2001, the scheduled repayments of principal due on outstanding advances are as follows (dollars in thousands):

Year ending December 31,
        2002                     $    3,363
        2003                            368
                                 ----------

                                 $    3,731
                                 ==========

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements

9.   Federal Income Tax

The provision for federal income tax expense (benefit) consisted of the following (dollars in thousands):

                                         Years Ended December 31,
                                          2001     2000     1999
                                         ------------------------

Currently paid or payable (receivable)   $  93    $(159)   $  59
Deferred tax expense (benefit)              53      (87)      12
                                         -----    -----    -----

                                         $ 146    $(246)   $  71
                                         =====    =====    =====

The provision for federal income tax expense (benefit) is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis (dollars in thousands):

                                                Years Ended December 31,
                                                 2001     2000     1999
                                                ------------------------

Tax expense (benefit) based on statutory rate   $ 156    $(201)   $  81
Effect of tax-exempt income                       (11)     (12)     (13)
Interest and other nondeductible expenses           2        1        2
Other - net                                        (1)     (34)       1
                                                -----    -----    -----

                                                $ 146    $(246)   $  71
                                                =====    =====    =====

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


9.   Federal Income Tax (continued)

The components of the deferred income tax liability included in other liabilities were as follows (dollars in thousands):


                                                      December 31,
                                                  2001          2000
                                                  -------------------

Deferred tax assets related to:
  Allowance for loan losses                       $ 114         $ 102
  Loan origination fees and costs                    13            14
                                                  -----         -----

                                                    127           116
Less valuation allowance                             89            89
                                                  -----         -----

     Total deferred tax assets                       38            27
                                                  -----         -----

Deferred tax liabilities related to:
  Depreciation                                      (16)          (27)
  Cash method of accounting for tax purposes        (54)          (95)
  Net unrealized appreciation on securities
  available for sale                               (141)         (157)
  Other                                             (41)          (31)
                                                  -----         -----

     Total deferred tax liabilities                (252)         (310)
                                                  -----         -----

        Net deferred tax liability                $(214)        $(283)
                                                  =====         =====


The deferred tax asset related to the allowance for loan losses has been reduced by a valuation allowance as it has been determined it is more likely than not that a significant portion of this deferred tax asset will not be realized. This determination was made based on an analysis of the temporary differences relating to the allowance for loan losses and their expected reversal in future years.

For the year ended December 31, 2000, the Company generated a net operating loss carryover for tax purposes, which was completely absorbed during the year ended December 31, 2001.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


10.  Off-Balance Sheet Activities

The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit under mortgage and construction loan agreements and consumer lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding (dollars in thousands):

                                                      December 31,
                                                  2001          2000
                                                  -------------------

Real estate                                      $2,034        $1,222
Consumer                                             89            31
                                                 ------        ------


                                                 $2,123        $1,253
                                                 ======        ======

Amounts expected to be sold in the
  secondary mortgage market                      $1,084        $  713
                                                 ======        ======



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held is usually first-lien residential mortgage property.

The Bank did not have any letters of credit outstanding at December 31, 2001 and 2000.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


11.  Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates (related parties) amounting to $791,000 at December 31, 2001 and $327,000 at December 31, 2000. During the year ended December 31, 2001, new loans were $556,000 ($12,000 in 2000) and net principal payments were $92,000 ($6,000 in 2000).

Deposits from related parties held by the Bank at December 31, 2001 amounted to $309,000 ($357,000 at December 31, 2000).

Amounts paid to related parties for products and services were $9,000, $8,000, and $19,000 for the years ended December 31, 2001, 2000, and 1999, respectively.


12.  Employee Benefits

The Bank has a 401(k) plan for the benefit of substantially all employees. The Bank's contribution is determined annually by the Board of Directors. The Bank contributed $8,000, $13,000, and $5,000 to the plan for the years ended December 31, 2001, 2000, and 1999, respectively.

The ESOP is a noncontributory retirement plan adopted by the Company effective September 25, 2000 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 22,482 shares of the Company's common stock in the conversion at a price of $10 per share with proceeds of a loan from the Company in the amount of $224,820. The Bank intends to make annual cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Company.

The note payable has a term of ten years, bears interest at 6%, and requires a level annual payment of principal and interest of approximately $35,000. The note is secured by the shares of common stock held by the ESOP.

As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. The Bank recognized $29,000 in compensation expense for the years ended December 31, 2001 and 2000 related to the ESOP.

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements


12.   Employee Benefits (continued)

Since the ESOP borrowed directly from the Company, the note is not shown as an asset, but rather the cost of the unallocated shares is shown as a reduction in equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially-dilutive securities for computation of diluted earnings per share. Any dividends that will be paid on unallocated ESOP shares will be reflected as a reduction of the note payable.

Shares released during the years ended December 31, 2001 and 2000 totaled 2,248 in each year. Unallocated shares at December 31, 2001 totaled 17,986, with a market value of approximately $250,000.

Stock Option and Incentive Plan

The Company adopted the 2001 Stock Option and Incentive Plan ("Stock Option Plan"), which was approved by stockholders in November 2001, for officers, key employees, and directors. The Stock Option Plan is authorized to grant options to purchase up to 28,103 shares. As of December 31, 2001, 25,293 options have been granted with an exercise price of $14.03, representing the fair market value on the date the options were granted. Stock options are generally exercisable by the individual within ten years of the grant date.

Recognition and Retention Plan

The Company adopted the 2001 Recognition and Retention Plan ("RRP"), which was approved by stockholders in November 2001, for officers, key employees, and directors. The RRP is authorized to issue up to 11,241 shares of stock subject to certain vesting requirements. As of December 31, 2001, 10,192 shares have been awarded, of which one-third of the shares is fully vested, and the remaining two-thirds vests over the next two years. For the year ended December 31, 2001, the Company recognized compensation expense of $48,000, representing the fair market value of the vested shares.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


13.  Earnings Per Shares

Basic earnings per share is computed by dividing net income by the average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average common shares outstanding is increased to include the number of common shares that would have been outstanding if contracts to issue stock for stock options and stock awards were exercised during the period using the treasury stock method. ESOP shares committed to be released are considered outstanding while unallocated common shares held by the ESOP are not included in the weighted- average number of common shares outstanding for either the basic or diluted earnings per share calculations.

For the year ended December 31, 2001, the Company has 261,194 weighted-average shares outstanding for the basic earnings per share calculation and 261,976 weighted-average shares outstanding for the diluted earnings per share calculation. For the year ended December 31, 2000, 258,562 weighted-average shares were outstanding for both the basic and diluted earnings per share calculations. For the 2000 earnings per share calculation, shares issued in connection with the conversion and stock offering have been assumed to be outstanding at January 1, 2000. For the year ended December 31, 1999, earnings per share is not presented, as no shares were outstanding during this period prior to the Company's conversion to a stock company.


14.  Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


14.  Minimum Regulatory Capital Requirements (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the tables (dollars in thousands).

                                                                             Minimum
                                                                            to Be Well
                                                         Minimum         Capitalized Under
                                                         Capital         Prompt Corrective
                                      Actual           Requirement       Action Provisions
                                 ---------------     --------------      -----------------
                                 Amount    Ratio     Amount    Ratio     Amount     Ratio
                                 ------    -----     ------    -----     ------     -----
December 31, 2001
Total Capital to Risk-
  Weighted Assets:
    Consolidated                 $6,086    32.7%     $1,491     8.0%     $1,863     10.0%
    Bank                         $4,636    25.1%     $1,477     8.0%     $1,847     10.0%

Tier 1 Capital to Risk-
  Weighted Assets:
    Consolidated                 $5,710    30.6%     $  745     4.0%     $1,118      6.0%
    Bank                         $4,263    23.1%     $  739     4.0%     $1,108      6.0%

Tier 1 Capital to Average
  Assets:
    Consolidated                 $5,710    15.0%     $1,523     4.0%     $1,904      5.0%
    Bank                         $4,263    11.9%     $1,431     4.0%     $1,788      5.0%

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements


14.   Minimum Regulatory Capital Requirements (continued)


                                                                             Minimum
                                                                             to Be Well
                                                       Minimum           Capitalized Under
                                                       Capital           Prompt Corrective
                                      Actual           Requirement       Action Provisions
                                 ---------------     --------------      -----------------
                                 Amount    Ratio     Amount    Ratio     Amount     Ratio
                                 ------    -----     ------    -----     ------     -----
December 31, 2000
Total Capital to Risk-
  Weighted Assets:
    Consolidated                 $5,433    28.3%     $1,537     8.0%     $1,922     10.0%
    Bank                         $4,326    22.8%     $1,520     8.0%     $1,900     10.0%

Tier 1 Capital to Risk-
  Weighted Assets:
    Consolidated                 $5,055    26.3%     $  769     4.0%     $1,153      6.0%
    Bank                         $3,948    20.8%     $  760     4.0%     $1,140      6.0%

Tier 1 Capital to Average
  Assets:
    Consolidated                 $5,055    12.5%     $1,617     4.0%     $2,021      5.0%
    Bank                         $3,948    10.0%     $1,573     4.0%     $1,966      5.0%

                            CBCT Bancshares, Inc.

                  Notes to Consolidated Financial Statements


15.   Parent Company Only Condensed Financial Statements

Condensed balance sheet information of CBCT Bancshares, Inc. as of December 31, 2001 and 2000 and the related statements of income and cash flows for the periods then ended are as follows. CBCT Bancshares, Inc. did not have operations prior to its initial stock offering on September 25, 2000 (dollars in thousands):

                              CBCT Bancshares, Inc.
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                  2001          2000
                                                 ------        ------
Cash                                             $  385        $1,107
Investment in subsidiary bank                     1,423         1,108
Securities available for sale                       791            --
Accrued interest receivable                           4            --
                                                 ------        ------

                                                 $2,603        $2,215
                                                 ======        ======


                      Liabilities and Stockholders' Equity

Liabilities                                      $    4        $   --
                                                 ------        ------

Stockholders' Equity
Preferred stock                                      --            --
Common stock                                          3             3
Surplus                                           2,525         2,383
Retained earnings                                   342            28
Unallocated ESOP shares                            (182)         (199)
Unallocated RRP shares                              (95)           --
Accumulated other comprehensive income                6            --
                                                 ------        ------

        Total stockholders' equity                2,599         2,215
                                                 ------        ------

                                                 $2,603        $2,215
                                                 ======        ======

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements


15.  Parent Company Only Condensed Financial Statements (continued)


                              CBCT Bancshares, Inc.
                              Statements of Income
                For the Periods Ended December 31, 2001 and 2000


                                                   2001          2000
                                                  -----         -----

Income:
  Equity in undistributed earnings of subsidiary  $ 315         $   8
  Interest and other income                          67            36
                                                  -----         -----

                                                    382            44

Expenses                                             68            16
                                                  -----         -----

  Net income                                      $ 314         $  28
                                                  =====         =====

                              CBCT Bancshares, Inc.

                   Notes to Consolidated Financial Statements

15.  Parent Company Only Condensed Financial Statements (continued)


                            CBCT Bancshares, Inc.
                           Statements of Cash Flows
               For the Periods Ended December 31, 2001 and 2000

                         Increase (Decrease) in Cash

                                                       2001           2000
                                                      ------         ------

Cash Flows From Operating Activities
Net income                                            $ 314          $  28
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiary     (315)            (8)
    Net accretion of securities                          (3)            --
    Net change in accrued interest receivable            (4)            --
    Net change in other liabilities                       4             --
                                                      ------         ------

        Net cash provided by (used in)
          operating activities                           (4)            20
                                                      ------         ------

Cash Flows From Investing Activities
Purchases of securities available for sale             (933)            --
Prepayments of securities available for sale            145             --
Capital contribution to subsidiary                       --          (1,100)
                                                      ------         ------

        Net cash used in investing activities          (788)         (1,100)
                                                      ------         ------

Cash Flows From Financing Activities
Sale of stock                                            70             --
Issuance of common stock                                 --          2,612
Expenses of stock offering                               --           (425)
                                                      ------         ------

        Net cash provided by financing activities        70          2,187
                                                      ------         ------

        Net increase (decrease) in cash                (722)         1,107



Cash at beginning of year                             1,107             --
                                                      ------         ------

Cash at end of year                                   $ 385          $1,107
                                                      ======         ======

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No disclosure under this item is required.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

     Georgina Chronis. Ms. Chronis is the President of Clara Inc., which operates La Cabana Restaurant Chevron Store in Smithville, Texas. Ms. Chronis has held this position since 1985.

     Rodney E. Langer. Mr. Langer retired as a Captain with Delta Airlines in July 1997.

     Gordon N. Fowler, Jr. Mr. Fowler is the owner/operator of Diamond F Ranch, a cattle operation located in Rosanky, Texas. Prior to 1997, Mr. Fowler was the ranch manager of Double D Ranch, located in Rosanky, Texas.

     Barry W. Hannath. Mr. Hannath is a self-employed rancher. From 1975 until 1993, Mr. Hannath was the President and Chief Executive Officer of Hannath Inc., a grocery store.

     Brad M. Hurta. Mr. Hurta is the President of Community Bank, a position he has held since May 1999. Prior to this, he was the Senior Vice President of First State Bank, Smithville, Texas.

     James A. Cowan. Mr. Cowan is a self-employed consultant in the telecommunications field.

     Mike C. Maney. Mr. Maney has been the owner of Maney Tax Service, a tax preparation service since 1999. Previously, he was the Foreman-Gas Measurement for Western Gas Resources, a natural gas pipeline, a position he retired from in October 1998, after 17 years.

Executive Officers

     Lynn D. Frerich. Age 31 years. Mr. Frerich serves as Executive Vice President and Chief Operating Officer. He has been employed by Community Bank since 1999. Prior to joining Community Bank, he was the Branch Manager of First State Bank of Bastrop, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

     No disclosure under this item is required.

Item 11. Executive Compensation

     The Company has not paid any compensation to its executive officers since its formation. The Company does not anticipate paying any compensation to its officers until it becomes actively involved in the operation or acquisition of a business other than the Bank. The following table summarizes for the years indicated the compensation paid by the Bank to the Chief Executive Officer of the Bank. No Executive Officer received a salary and bonus in excess of $100,000.

                                                                                                Long Term
                                                          Annual Compensation             Compensation Awards
                                                ----------------------------------------  ---------------------
                                                                              Other       Restricted
                                                                              Annual        Stock                All Other
                                       Fiscal                              Compensation     Award      Options   Compen-
Name and Principal Position             Year       Salary       Bonus         ($)(1)         ($)         (#)     sation
-----------------------------------   --------  -----------  -----------  --------------  ----------  ---------  ---------

Brad M. Hurta, President and Chief      2001    $77,625(2)      9,750           --          14,030      7,000      $--
Executive Officer                       2000     75,850            --           --              --       --         --
----------------                        1999     44,692(3)         --           --              --       --         --

(1) This amount does not include personal benefits or perquisites which did not exceed the lesser of $50,000 or 10% of the named individuals' salary and bonus.

(1)  Includes fees paid as a director of $2,625.

(3)  Employment began May 27, 1999.


Employment Agreement

     In connection with the conversion, Community Bank entered into a three-year employment agreement with Mr. Hurta. Under the employment agreement, the initial salary level is $75,000, and the agreement also provides for equitable participation by Mr. Hurta in Community Bank's employee benefit plans. The salary may be increased at the discretion of the board of directors. The agreement may be terminated by Community Bank at any time or by the executive if he is assigned duties inconsistent with his initial position, duties, responsibilities and status. In the event that Mr. Hurta's employment is terminated without cause or upon his voluntary termination following the occurrence of an event described in the preceding sentence, Community Bank would be required to honor the terms of the agreement through the expiration of the contract, including payment of then current cash compensation and continuation of employee benefits.

     The employment agreement also provides for a severance payment and other benefits if Mr. Hurta is involuntarily terminated because of a change in control of the Company or the Bank. The agreement authorizes severance payments on a similar basis if Mr. Hurta involuntarily terminates his employment following a change in control because he is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to the change in control.

     The maximum value of the severance benefits under the employment agreements is 2.99 times the executive's average annual W-2 compensation during the five calendar year period prior to the effective date of the change in control (base amount). Assuming that a change in control had occurred at December 31, 2001 Mr. Hurta would be entitled to a payment of approximately $224,250. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are conditioned upon a change in control. Individuals receiving parachute payments in excess of three times of their base amount are subject to a 20% excise tax on the amount of the excess payments. If excess parachute payments are made, CBCT Bancshares, Inc. and Community Bank would not be entitled to deduct the amount of the excess payments. The employment agreement provides that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Awards Under The Stock Option Plan

     The following table sets forth information regarding grants of stock options made under the Company's 2001 Stock Option and Incentive Plan during fiscal year 2001 to Brad Hurta, the President and Chief Executive Officer.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------
                                Individual Grants
--------------------------------------------------------------------------------

                                 Number of
                                 Securities       % of Total
                                 Underlying      Options/SARs    Exercise
                                  Options/        Granted to     or Base
                                    SARs          Employees       Price      Expiration
          Name                   Granted (#)    in Fiscal Year    ($/Sh)        Date
----------------------------     -----------    -------------    --------    ----------
Brad M. Hurta, President and        7,000           27.68%        $14.03     11/20/2011
Chief Executive Officer

     The following table sets forth the number and value of unexercised stock options held by Mr. Hurta. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on December 31, 2001, the last trading day in fiscal 2001. On that date, the price was $12.41 per share, based on the closing price of the Company's common stock as reported on the over-the-counter Electronic Bulletin Board. Since the exercise price of the options held by the named executive officers was higher than the market value of the Company's Common Stock, they had no value at that date. No stock options were exercised by Mr. Hurta during the fiscal year ended December 31, 2001.



                Aggregated Option/SAR Exercises in Last Fiscal Year and Year-end Option/SAR Values
-------------------------------------------------------------------------------------------------------------------
                                                                                             Value of
                                                       Number of Securities                Unexercised
                                                      Underlying Unexercised               In-the-Money
                                                         Options/SARs at                 Options/SARs at
                                                            FY-End (#)                      FY-End ($)
                                                   ------------------------------  --------------------------------
                              Shares
                              Acquired
                              on        Value
                              Exercise  Realized
Name                          (#)       ($)        Exercisable   Unexercisable(1)  Exercisable   Unexercisable
--------------------------    --------  --------   -----------   ----------------  -----------   ------------------
Brad M. Hurta
   President and
   Chief Executive Officer      ---       $---        2,334           4,666            ---           ---

------------

(1) Represents options to purchase Common Stock awarded to the above-named officers of the Company. The options vest in three equal annual installments. The first installment vested on November 20, 2001 with the remaining installments to vest on November 20, 2002and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The address of each of the beneficial owners, except where otherwise indicated, is the same address as the Company's. As of March 25, 2002, there were 291,223 shares of Company common stock issued and outstanding.


                                                                       Percent of
                                                       Beneficial    Common Stock
          Name of Beneficial Owner                      Ownership     Outstanding
---------------------------------------------     ---------------   -------------
Significant Stockholder

Community Bank of Central Texas                         22,482          7.72%
Employee Stock Ownership Plan(1)
312 Main Street
Smithville, Texas 78957-2035

The Baupost Group, L.L.C.(2)                            26,100          8.96
Sak Corporation
Seth A. Klarman
44 Brattle Street, 5th Floor
Cambridge, Massachusetts 02138

BVP, LLC(3)                                             28,000          9.61
530 S. Whittaker
PMB 301
New Buffalo, Michigan 49117

Directors and Executive Officers(4)

Mike C. Maney, Director                                 10,120          3.48
Gordon N. Fowler, Director                               8,470          2.91
James A. Cowan, Director                                14,120          4.85
Rodney E. Langer, Director                               2,620          0.90
Brad M. Hurta, President and Director                    5,800          1.99
Georgina Chronis, Director                                 270          0.09
Barry W. Hannath, Director                              10,120          3.48

All executive officers and
  directors as a group (8 persons)                      52,726         18.11%

(1) Represents shares held by the Community Bank of Central Texas Employee Stock Ownership Plan ("ESOP"), none of which have been allocated to accounts of the ESOP participants. First Bankers Trust Company, N.A., the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to participant accounts. Participants are entitled to instruct the trustee as to the voting of shares allocated to their accounts. For each issue voted upon by the Company's stockholders, the unallocated shares held by the ESOP are voted by the ESOP trustee in the same proportion as the trustee is instructed by participants to vote the allocated shares. Allocated shares as to which the ESOP trustee receives no voting instructions are voted by the trustee in its discretion.

(2) The information is presented as reported by The Baupost Group, L.L.C. ("Baupost"),SAK Corporation ("SAK") and Seth A. Klarman ("Klarman") in a
     Schedule 13G filed with the Securities and Exchange Commission ("SEC") on February 14, 2001. Baupost reported sole voting and sole investment power over all 26,100 shares and no shared voting or investment power. SAK and Klarman reported no sole or shared voting or investment powers over the shares reported.

(3) The information is presented as reported in a Schedule 13G by BVP, LLC on October 19, 2000. BVP LLC reported sole voting and investment power over 28,000 shares and no shared voting or investment power over the shares reported.

(4) Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by members of the individual's or group member's family, or held by trusts of which the individual or group member is a trustee or substantial beneficiary, with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers.

Item 13.  Certain Relationships and Related Transactions

     The Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loans to all directors and executive officers and their associates totaled approximately $682,627 at December 31, 2001, which was approximately 11.95% of the Company's consolidated stockholders' equity at that date. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2001.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

          The consolidated financial statements and independent accountant's report are included in Item 8.

         (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

         (a)(3)  Exhibits


                                                                    Reference to
Regulation                                                          Prior Filing
SK Exhibit                                                     or Exhibit Number

  Number                           Document                      Attached Hereto
----------    -----------------------------------------------  -----------------

     2        Plan of acquisition, reorganization,
              arrangement, liquidation or succession                   None

   3(i)       Articles of Incorporation                                  *

   3(ii)      ByLaws                                                     *

     4        Instruments defining the rights of security
              holders, including debentures                              *

     9        Voting Trust Agreement                                   None

    10        Material contracts

    (1)       Employment Agreement with Mr. Hurta                        *

    11        Statement re: computation of per share earnings      Inapplicable

    13        Annual Report                                        Inapplicable

    16        Letter re: change in certifying accountants              None

    18        Letter re: change in accounting principles               None

    21        Subsidiaries of Registrant                                21

    22        Published report regarding matters submitted to
              vote of security holders                                 None

    23        Consent of Experts and Counsel                            23

    24        Power of attorney                                        None

    28        Information from reports furnished to state
              insurance regulatory authorities                         None

    99        Additional Exhibits                                      None


----------------

* Filed as exhibit to the Company's Form SB-2 registration statement filed on March 23, 2000 (File No. 333-33102) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CBCT BANCSHARES, INC.

Date:   March 29, 2002                  By:  /s/ Brad M. Hurta
                                           ---------------------------------
                                           Brad M. Hurta, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


  /s/ Brad M. Hurta                           /s/ James A. Cowan
-------------------------------------       ------------------------------------
Brad M. Hurta, President, Chief Executive   James A. Cowan, Director
  Officer and Director

Date:   March 29, 2002                      Date:   March 29, 2002


  /s/ Mike C. Maney                           /s/ Georgina Chronis
-------------------------------------       ------------------------------------
Mike C. Maney, Director                     Georgina Chronis, Director

Date:   March 29, 2002                      Date:   March 29, 2002


  /s/ Rodney E. Langer                        /s/ Gordon N. Fowler
-------------------------------------       ------------------------------------
Rodney E. Langer, Director                  Gordon N. Fowler, Director

Date:   March 29, 2002                      Date:   March 29, 2002

  /s/ Barry W. Hannath                        /s/ Lynn Frerich
-------------------------------------       ------------------------------------
Barry W. Hannath, Director                  Lynn Frerich, Executive Vice President and Chief
                                            Operating Officer
                                            (Principal Financial and Accounting Officer)

Date:   March 29, 2002                      Date:   March 29, 2002

                                  Exhibit Index


Exhibit
  No.                            Document
-------       --------------------------------------------
  21          Subsidiaries of Registrant

  23          Consent of Padgett, Stratemann & Co., L.L.P.