Form 10KSB/A
period 2001-12-31
CBCT BANCSHARES INC
filed 2002-04-01
CIK 1108933

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

                                                                 December 31,
                                       ------------------------------------------------------------
                                               2001                2000                 1999
                                       -----------------   ------------------    ------------------
                                       Carrying    % of    Carrying      % of    Carrying     % of
                                         Value     Total     Value      Total      Value      Total
                                         -----     -----     -----      -----      -----      -----
                                                          (Dollars in Thousands)
Securities available for sale,
   at fair value:
   State and political subdivision     $    78         1%   $   114         2%   $   148         1%
   Mortgage-backed securities            9,542        91      2,279        37     15,898        98
   U.S. Agency securities                  519         5      3,356        55         --        --
   Marketable equity securities            332         3        338         6        231         1
                                       -------       ---    -------       ---    -------       ---

     Total                             $10,461       100%   $ 6,087       100%   $16,277       100%
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

Noninterest Expense. Noninterest expenses decreased $62,000 or 5.0% to $1.18 million for the year ended December 31, 2001 compared to $1.24 million for the year ended December 31, 2000. This decrease was primarily attributed to a $102,000 or 19.0% decrease in other operating expenses. This decrease is attributed to a one-time write down of fixed assets, including obsolete computer equipment and other assets during 2000, a one-time deconversion fee associated with a data processing conversion during 2000, along with corporate expenses associated with our conversion to a stock-based company in 2000. In addition, the data processing expenses decreased from 2000 to 2001 as a result of the data processing conversion. There was also a decrease in occupancy and equipment expense of $13,000 or 8.7% and an increase in compensation and benefits of $53,000 or 9.6% of which $52,000 is attributed to the implementation of the RRP.

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

------------

(1) Represents options to purchase Common Stock awarded to the above-named officers of the Company. The options vest in three equal annual installments. The first installment vested on November 20, 2001 with the remaining installments to vest on November 20, 2002 and 2003.

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