Form 10QSB
period 2002-03-31
CBCT BANCSHARES INC
filed 2002-05-14
CIK 1108933

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002
OR

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

          As of May 10, 2002, there were 291,223 shares of the Registrant's common stock outstanding.

next page

CBCT BANCSHARES, INC

next page

CBCT Bancshares, Inc.
Consolidated Balance Sheets
  (Unaudited)
  (dollars in thousands)
	At	At
	March 31,	December 31,
	2002	2001
ASSETS

Cash	$ 129	$ 224
Interest bearing due from banks	1,739	1,609
Total cash and cash equivalents	1,868	1,833
Investment securities to be held to maturity	1,445	3,005
Investment securities available for sale	9,445	10,461
Federal Home Loan Bank stock	508	508
Loans - net of allowance for loan losses	20,493	20,012
Bank premises and equipment - net	1,268	1,288
Accrued interest receivable	235	247
Prepaid expenses and other assets	17	33
	$35,279	$37,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest bearing	$ 1,614	$ 1,640
Interest bearing	25,265	25,915
Total deposits	26,879	27,555
Advances from Federal Home Loan Bank	2,170	3,731
Accrued interest payable and other liabilities	479	388
Total liabilites	29,528	31,674
Stockholders' Equity:
Preferred Stock, par value $0.01 per share;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common Stock, par value $0.01 per share;
4,000,000 shares authorized; 291,223
shares issued and outstanding	3	3
Surplus	2,525	2,525
Retained earnings	3,238	3,182
Unallocated ESOP shares	(182)	(182)
Unallocated RRP shares	(95)	(95)
Accumulated other comprehensive income	262	280
Total equity	5,751	5,713
	$35,279	$37,387

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Income
  (Unaudited)
  (dollars in thousands, except per share data)
	Three months ended March 31,
	2002	2001
Interest and dividend income:
Loans	$ 435	$ 522
Debt securities	145	164
Deposits in banks	15	40
Dividends	8	7
Total interest and dividend income	603	733
Interest expense:
Deposits	192	309
Federal Home Loan Bank advances	34	63
Total interest expense	226	372
Net interest income	377	361
Provision for loan losses	-	9
Net interest income after loan losses	377	352
Other operating income
Service charges and fees	49	32
Net securities gains	-	19
Total other operating income	49	51
Operating expenses:
Compensation and benefits	162	145
Occupancy and equipment expense	36	41
Other operating expenses	148	83
Total other operating expenses	346	269
Income before income taxes	80	134
Income tax expense	24	42
Net income	$ 56	$ 92
Basic and diluted earnings per share	$ 0.21	$ 0.35
Weighted average shares outstanding	266,442	261,123
Diluted weighted average shares outstanding	273,237	261,123

See Notes to Unaudited Consolidated Financial Statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Changes in Equity
  (Unaudited)
  (dollars in thousands)
				Unallocated	Unallocated	Accumulated
	Common		Retained	ESOP	RRP	Other Comp.
	Stock	Surplus	Earnings	Shares	Shares	Income	Total
Three Months Ended March 31, 2002
Balance, beginning of period	$3	$2,525	$3,182	$(182)	$(95)	$280	$5,713
Comprehensive income:
Net income	-	-	56	-	-	-	56
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	(18)	(18)
Total comprehensive income	-	-	-	-	-	-	38
Balance, end of period	$3	$2,525	$3,238	$(182)	$(95)	$262	$5,751
Three Months Ended March 31, 2001
Balance, beginning of period	$3	$2,383	$2,868	$(199)	$ -	$304	$5,359
Comprehensive income:
Net income (loss)	-	-	92	-	-	-	92
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	6	6
Total comprehensive income	-	-	-	-	-	-	98
Balance, end of period	$3	$2,383	$2,960	$(199)	$-	$310	$5,457

See notes to unaudited consolidated financial statements.

next page

CBCT Bancshares, Inc.
Consolidated Statements of Cash Flows
  (Unaudited)
  (dollars in thousands)

	Three months ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$ 56	$ 92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	16
Net securities losses (gains)	-	(19)
Provision for loan losses	-	9
Deferred income taxes	5	5
Stock dividend income	-	(7)
Net change in:
Loans held for sale	-	121
Accrued interest receivable and other assets	28	176
Accrued interest payable and other liabilities	95	27
Net cash provided by operating activities	220	420
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Sales	-	1,308
Maturities and prepayments	989	68
Purchases	-	(1,869)
Activity in held-to-maturity securities:
Maturities and prepayments	1,560	1,291
Loan originations and collections - net	(481)	1,243
Capital expenditures	(16)	(3)
Net cash provided by (used in) investing activities	2,052	2,038
Cash Flows From Financing Activities
Net change in deposits	(676)	(540)
Repayment of Federal Home Loan Bank advances	(1,561)	(1,247)
Net cash provided by financing activities	(2,237)	(1,787)
Net increase in cash and cash equivalents	35	671
Cash and cash equivalents - beginning of period	1,833	2,359
Cash and cash equivalents - end of period	$1,868	$3,030

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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 2001.

On April 4, 2002, the Board of Directors approved a definitive agreement that provides for the acquisition of CBCT Bancshares, Inc. by Bastrop Bancshares, Inc. Under the terms of the agreement, shareholders will receive $25.01 per share for each share owned. The transaction is expected to close in the third quarter of 2002.

2.       Investment Securities

The amortized cost and approximate fair values of investment securities to be held to maturity and available for sale at March 31, 2002 and December 31, 2001 are as follows:

(dollars in thousands):

Investment securities to be held to maturity:

	March 31, 2002
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$997	$27	$1,024
Collateralized mortgage obligations	448	8	456
	$1,445	$35	$1,480

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

	December 31, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$1,996	$48	$2,044
Collateralized mortgage obligations	1,009	10	1,019
	$3,005	$58	$3,063
Investment securities available for sale:
	March 31, 2002
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$ 507	$ 6	$ 513
State and municipal	75	3	78
Mortgage-backed	5,099	93	5,192
Collateralized mortgage obligations	3,356	(6)	3,350
Marketable equity securities	5	307	312
	$9,042	$403	$9,445
	December 31, 2001
	Amortized	Unrealized	Approximate
	Cost	Gain (Loss)	Fair Value
Debt securities:
Government agencies	$ 510	$ 9	$ 519
State and municipal	78	-	78
Mortgage-backed	9,443	99	9,542
Marketable equity securities	5	317	322
	$10,036	$425	$10,461

next page

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.       Other Cash Flow Information

Other cash flow information for the three months ended March 31, 2002 and 2001 is as follows (dollars in thousands):

	2002	2001
Interest paid in cash	$239	$335
Income taxes paid in cash	$ 22	-

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

Changes in Financial Condition from December 31, 2001, to March 31, 2002

General

Total assets decreased by approximately $2.1 million to $35.3 million at March 31, 2002 from $37.4 million at December 31, 2001. The decrease in total assets resulted primarily from a $1.6 million decrease in investment securities held to maturity and a $1.0 million decrease in investment securities available for sale. These decreases were partially offset by a $.5 million increase in loans.

next page

The increase in loans, to $20.5 million at March 31, 2002 from $20.0 million at December 31, 2001 was attributed to an increase in loan demand and a decline in our portfolio of adjustable rate mortgages being refinanced into the secondary market to obtain a fixed rate loan.

The allowance for loan losses at March 31, 2002 and December 31, 2001 was $257,000 or 1.24% and 1.28% respectively, of total loans. Non-performing loans were $45,000 at March 31, 2002 compared to $93,000 at December 31, 2001.

Total deposits decreased by approximately $.6 million, to $26.9 million at March 31, 2002 from $27.5 million at December 31, 2001, and Federal Home Loan Bank advances decreased $1.6 million from $3.7 million at December 31, 2001 to $2.2 million at March 31, 2002. The decrease in advances resulted from repayments.

Total equity at March 31, 2002 and December 31, 2001 was $5.7 million.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2002

Net Interest Income

Net interest income for the quarter ended March 31, 2002 was $377,000, compared to $361,000 for the quarter ended March 31, 2001, an increase of $16,000. The increase in net interest income was attributed to a decrease in interest expense, due to a reduction in the market rate of interest.

Other Operating Income

Other operating income for the quarter ended March 31, 2002 was $49,000, compared to $51,000 for the quarter ended March 31, 2001. The decrease in 2002 was primarily attributed to net gains of $19,000 on securities called during 2001 with no similar gains during 2002. This was partially offset by an increase of $17,000 in service charge and fee income.

Other Operating Expenses

Other operating expenses for the quarter ended March 31, 2002 were $346,000, compared to $269,000 for the quarter ended March 31, 2001. The increase is primarily attributed to an increase of $17,000 in compensation and benefits, mostly comprised of the RRP expense in 2002, along with expenses incurred in connection with the proposed merger between CBCT Bancshares, Inc. and Bastrop Bancshares, Inc.

next page

Liquidity and Capital Resources

We are required to maintain minimum levels of investments that qualify as liquid assets under government regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 2002, our regulatory liquidity ratio, which is our liquid assets as a percentage of deposits and current borrowings, was 45.66%.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.7 million at March 31, 2002 or 16.16% of total assets on that date. As of March 31, 2002, we exceeded all capital requirements of the FDIC and the Texas Savings and Loan Department. Our consolidated regulatory capital ratios at March 31, 2002 were as follows: core capital 14.97%; Tier I risk-based capital, 28.31%; and total risk-based capital, 30.47%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Quantitative and Qualitative Disclosures About Market Risk

The rates of interest we earn on assets and pay on liabilities are generally established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of March 31, 2002, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 33%, which generally means if interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and mortgage-backed and investment securities. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our mortgage-related and investment securities. In the alternative, if interest rates decrease, our net interest income would increase.

next page

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBCT BANCSHARES, INC. Registrant
Date:	May 14, 2002	/s/ Brad M. Hurta
Brad M. Hurta President and Chief Executive Officer
Date:	May 14, 2002	/s/ Lynn Frerich
Lynn Frerich Vice President, Chief Operating Officer and Secretary

End